Form 10-Q
period 2013-03-31
Apollo Acquisition Corp
filed 2013-05-20
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-54182

Apollo Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 E. Colorado Blvd., Suite 888

Pasadena, CA  91101

(Address of principal executive offices) (Zip Code)

626-683-7330

(Registrant’s telephone number, including area code)

c/o Anslow & Jaclin, LLP

195 Route 9 South, Suite 204

Manalapan, NJ 07726

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  X . No      .

At May 20, 2013 there were 998,275 shares of Registrant’s ordinary shares, par value $0.000128 issued and outstanding.

GENERAL INDEX

PART I -  FINANCIAL INFORMATION

Item 1.

Financial Statements.

Apollo Acquisition Corporation

(A Development Stage Company)

 INDEX TO CONDENSED FINANCIAL STATEMENTS

Page

Condensed Balance Sheets as of March 31, 2013 and June 30, 2012 –( unaudited)	4

Condensed Statements of Operations for the three and nine months ended March 31, 2013 and 2012, and the cumulative period from inception through March 31, 2013 –( unaudited)	5

Condensed Statements of Cash Flows for the nine months ended March 31, 2013 and 2012, and the cumulative period from inception through March 31, 2013 –( unaudited)	6

Notes to Condensed Financial Statements –( unaudited)	7

Apollo Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	March 31,	June 30,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$-	$10,361
Accounts payable	-	434
Accrued expenses	5,945	-

Total current liabilities	5,945	10,795

SHAREHOLDERS' DEFICIT
Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of March 31, 2013 and June 30, 2012	128	128
Additional paid in capital	8,796	6,596
Deficit accumulated during development stage	(14,869)	(17,519)
Total shareholders' deficit	(5,945)	(10,795)
Total liabilities and shareholders' deficit	$-	$-

See accompanying notes to condensed financial statements.

Apollo Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

						Cumulative During
	Nine Months Ended			Three Months Ended		Development Stage
	March 31,			March 31,		(September 27, 2006
	2013	2012		2013	2012	to March 31, 2013)

Revenues	$-	$-		$-	$-	$-

Expenses
Formation, general and administrative expenses	8,145	2,788		3,000	315	25,664
Total operating expenses	(8,145)	(2,788)		(3,000)	(315)	(25,664)

Other income
Release of payable obligation	10,795	-		-	-	10,795
Operation profit (loss)	2,650	(2,788)		(3,000)	(315)	(14,869)

Income tax expense	-	-		-	-	-

Net profit (loss)	$2,650	$(2,788)		$(3,000)	$(315)	$(14,869)

Basic and diluted loss per share	$0.00	$(0.00)	$	(0.00)	$(0.00)

Weighted average ordinary shares outstanding - Basic and diluted
	998,275	998,275		998,275	998,275

See accompanying notes to condensed financial statements.

Apollo Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			Cumulative During
	Nine Months Ended	Nine Months Ended	Development Stage (September 27, 2006
	March 31, 2013	March 31, 2012	to March 31, 2013)
Cash flows from operating activities
Net profit (loss)	$2,650	$(2,788)	$(14,869)
Adjustments to reconcile net profit (loss) to cash used in operating activities:
Release of payable obligation	(10,795)	-	(10,795)
Shares issued to Founder for payment of formation costs	-	-	110
Changes in operating assets and liabilities
Payable to affiliate	-	936	10,361
Accounts payable	-	1,852	434
Accrued expenses	5,945	-	5,945
Net cash used in operating activities	(2,200)	-	(8,814)

Cash flows from investing activities
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Contribution from former shareholder	2,200	-	2,200
Proceeds from issuance of ordinary shares	-	-	6,614
Net cash provided by financing activities	2,200	-	8,814

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, at beginning of the period	-	-	-
Cash and cash equivalents, at end of the period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Apollo Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

Note 1 - Organization, Business and Operations

On September 27, 2006, Apollo Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

As of March 31, 2013, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through March 31, 2013 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

Apollo Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

Note 2 - Summary of Significant Accounting Policies (Continued)

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

As of March 31, 2013 and June 30, 2012, there were no potentially dilutive ordinary shares outstanding.

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

Level 3 - unobservable inputs.

As of March 31, 2013 and June 30, 2012, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Apollo Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through March 31, 2013 and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and advances from stockholders and affiliates.

The primary stockholders have agreed to continue funding the Company’s formation activities through the next 12 months, or until a business combination has been consummated.

Note 4 - Payable to Affiliate and Accounts Payable

On November 15, 2012, a related party to a previous shareholder released the Company from the payable to affiliate of $10,361 and waived any rights or obligations pursuant to this liability.  The Company had a payable to affiliate of $0 and $10,361 to a Founder of the Company as of March 31, 2013 and June 30, 2012, respectively.  Additionally, as of November 15, 2012, pursuant to the Stock Purchase Agreements with Sword Dancer, LLC, the accounts payable of $434 related to general and administrative expenses is the sole responsibility of the previous shareholder and is no longer a Company obligation.

The Company had accounts payable related to the formation of the Company and general and administrative expenses of $0 and $434 as of March 31, 2013 and June 30, 2012, respectively.

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

On March 20, 2013, Sword Dancer, LLC, a Nevada limited liability company (“Sword Dancer”) sold to Hybrid Kinetic Automotive Holdings, LLC, a Delaware corporation (“Hybrid Kinetic”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, 781,250 Ordinary Shares of $0.000128 par value of the Company, representing all of the shares of the Company held by Sword Dancer, for an aggregate purchase price of $100,000.  As a result, Hybrid Kinetic acquired approximately 78.2% of the Company’s common equity.

Apollo Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

Note 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2013 and June 30, 2012, there were no preference shares issued or outstanding.

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

Change of Control

On March 20, 2013, Sword Dancer, LLC, a Nevada limited liability company (“Sword Dancer”) sold to Hybrid Kinetic Automotive Holdings, LLC, a Delaware corporation (“Hybrid Kinetic”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, 781,250 Ordinary Shares of $0.000128 par value of the Company, representing all of the shares of the Company held by Sword Dancer, for an aggregate purchase price of $100,000. As a result, Hybrid Kinetic acquired approximately 78.2% of the Company’s common equity.

Comparison of the nine months ended March 31, 2013 and 2012

Because we currently do not have any business operations, we have not had any revenues during the nine months ended March 31, 2013 and 2012. Total expenses for the nine months ended March 31, 2013 were $8,145 compared with $2,788 for the nine months ended March 31, 2012. We generated net profit of $2,650 for the nine months ended March 31, 2013 compared with net loss of $2,788 for the nine months ended March 31, 2012.  The net profit was generated by nonrecurring income from release of payable obligation in 2012.

Comparison of the three months ended March 31, 2013 and 2012

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2013 and 2012. Total expenses for the three months ended March 31, 2013 were $3,000 compared with $315 for the three months ended March 31, 2012.  We generated net loss of $3,000 for the three months ended March 31, 2013 compared with net loss of $315 for the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we do not maintain a cash balance and must rely on our shareholders to fund business operations. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On March 20, 2013, Sword Dancer sold to Hybrid Kinetic 78.2% of the Company’s common equity as described in “Change of Control” above.  Our Chief Executive and Financial Officer does not believe this will result in any material changes to our processes or procedures that will affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

 In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

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

Date: May 20, 2013	APOLLO ACQUISITION CORPORATION

By:	/s/ Wilson Wingsang Hui
Name:	Wilson Wingsang Hui
Title:	Chief Financial Officer