Form 10-Q/A
period 2013-03-31
Apollo Acquisition Corp
filed 2013-05-31
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q of Apollo Acquisition Corporation for the quarter ended March 31, 2013 (the “Report”) is being filed solely to furnish Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and101.PRE to the Report.  There are no other changes to the Report.

This Amendment No. 1 does not reflect events occurring after May 20, 2013, the date on which the Report was originally filed, or modify or update any disclosures that may have been affected by subsequent events.

PART II - OTHER INFORMATION

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

Date: May 31, 2013	APOLLO ACQUISITION CORPORATION

By:	/s/ Wilson Wingsang Hui
Name:	Wilson Wingsang Hui
Title:	Chief Financial Officer