Form 10-K
period 2013-06-30
Apollo Acquisition Corp
filed 2013-10-15
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 000-54179

APOLLO ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 E. Colorado Blvd., Suite 888 Pasadena, CA	91101
(Address of principal executive offices)	(Zip Code)

(626) 683-9120
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Ordinary Shares, par value $0.000128

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes  X . No      .

As of December 31, 2012, the registrant had 998,275 ordinary shares, par value $0.000128 per share, issued and outstanding.  Of these, 217,025 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates on December 31, 2012 was $9,182, based on the price of $0.0427 per share for the registrant’s Ordinary Shares which were sold in a private resale that closed on November 5, 2012.

As of October 15, 2013, the registrant has 998,275 ordinary shares, par value $0.000128 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

GENERAL INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A. - Risk Factors” below, as well as the following:

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

All references in this Annual Report to the “Company”, “Apollo”, “we”, “us”, or “our”, are to Apollo Acquisition Corporation.

ITEM 1.  BUSINESS

General

We are a development stage company formed under the laws of the Cayman Islands on September 27, 2006, solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange.  We intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from the economic growth in such emerging markets.

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

Employees

We presently have no employees apart from our officers. Our officers are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment.  In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

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

Reports to Security Holders

We are required to file annual, quarterly and current reports and other information with the SEC.  You may read and copy any reports, statement or other information that we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at (202) 551-8090 for further information on the public reference room.  These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

ITEM 1A.   RISK FACTORS

AN INVESTMENT IN OUR ORDINARY SHARES INVOLVES A HIGH DEGREE OF RISK.  YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN OUR COMPANY.  IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS FOR GROWTH WOULD LIKELY SUFFER.  AS A RESULT, YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMPANY.

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

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of an identified business opportunity.  We cannot assure you that we will be successful in locating candidates with established operating histories.  In the event we complete a business combination with a privately held company, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control.  While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company’s affairs.  Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future.  This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

We cannot assure you that, following a business combination with an operating business, our ordinary shares will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our ordinary shares on NASDAQ or another stock exchange.  However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our ordinary shares on either of those or any other stock exchange.  After completing a business combination, until our ordinary shares are listed on the NASDAQ or another stock exchange, we expect that our ordinary shares would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our shareholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our ordinary shares.  In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors.  Consequently, such rule may deter broker-dealers from recommending or selling our ordinary shares, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital following a business combination.

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

ITEM 3. LEGAL PROCEEDINGS

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares have not been listed for trading on the OTC Bulletin Board or on any stock exchange and we do not anticipate applying for listing on any exchange until after such time that we have completed a business acquisition.

Holders

As of June 30, 2013, there were approximately 465 record holders of 998,275 ordinary shares.

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

Recent Sales of Unregistered Securities

We made no sales of unregistered securities during the quarter ended June 30, 2013.  All sales of unregistered securities made by us prior to the quarter ended June 30, 2013, have been previously reported in our Forms 10-Q and 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2013, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

General

We are a development stage company formed solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange.  We intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from the economic growth in such emerging markets.

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

Results of Operations

Year ended June 30, 2013 compared to period year ended June 30, 2012

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through June 30, 2013.  Total expenses for the year ended June 30, 2013 increased to $34,752 from $3,047 for the year ended June 30, 2012.  The primary reason for this increase was an increase in professional fees related to legal and auditing service.

Liquidity and Capital Resources

As of June 30, 2013, we do not maintain a cash balance and must rely on an affiliate to fund business operations. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

Assuming we do not complete a business combination, we anticipate needing approximately $50,000 in order to effectively execute our business plan over the next 12 months.  If we are unable to raise the funds, we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds.  We expect that we will seek additional financing in the future.  However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations.  If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture.  If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 3 of our financial statements.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

None.

ITEM 7A.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS

The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are included in this report as set forth in the “Index to Financial Statements.”  See F-1 for Index to Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of September 18, 2013, we dismissed PMB Helin Donovan, LLP (“PMB”) as our independent registered public accounting firm.  The dismissal of PMB was approved by the Company’s board of directors.

The reports of PMB on our financial statements for the fiscal years ended June 30, 2012 and 2011, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included an explanatory paragraph with respect to our ability, in light of our lack of revenues and history of losses, to continue as a going concern.

During the fiscal years ended June 30, 2012 and 2011, and through September 18, 2013, there were no (a) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with PMB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to PMB’s satisfaction, would have caused PMB to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

We provided PMB with a copy of the disclosures made in the Current Report on Form 8-K we filed with the SEC on September 24, 2013, and requested from PMB a letter addressed to the SEC indicating whether it agreed with such disclosures. A copy of PMB’s letter dated September 20, 2013 is filed herewith as Exhibit 16.1.

Contemporaneous with the determination to dismiss PMB, we engaged KLJ & Associates, LLP (“KLJ”) as our independent registered public accounting firm for the fiscal year ending June 30, 2013, and for the review of our fiscal quarters ended September 30, 2013, December 31, 2013 and March 31, 2014.

During the fiscal years ended June 30, 2012 and 2011, and through September 18, 2013, neither the Company nor anyone on its behalf has previously consulted with KLJ regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided nor oral advice was provided to the Company that KLJ concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of June 30, 2013, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2013.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during our most recent fiscal year that has materially affected or is reasonably likely to materially affect our internal controls.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position	Date of Election or Appointment
David Richardson(1)	55	Director	September 27, 2006

Joseph Rozelle(2)	40	President, Chief Financial Officer, Director	September 27, 2006

Gregg Jaclin(3)	43	President, Chief Executive Officer, Chief Financial Officer, Secretary, Director	November 15, 2012

Jianguo Xu	46	President, Chief Executive Officer, Director	May 17, 2013

Wilson Wingsang Hui(4)	45	Chief Financial Officer, Treasurer, Director	May 17, 2013

Yung Yeung	56	Chairman of the Board	May 17, 2013

Chunhua Huang(5)	49	Chief Financial Officer, Treasurer, and Vice Chairman of the Board	May 17, 2013

Chuantao Wang	59	Vice Chairman of the Board	May 17, 2013

Tim Xia	57	Director	May 17, 2013

Zhengshan Li	43	Director	May 17, 2013

Xiao Chen	42	Director	May 17, 2013

Junwen Hou	52	Director	May 17, 2013

Sijun He	42	Director	May 17, 2013

Xiaodong Yan	38	Director	May 17, 2013

(1)

David Richardson resigned as a Director of ours on November 15, 2012.

(2)

Joseph Rozelle resigned as our President and Chief Financial Officer, and as a Director of ours, on November 15, 2012.

(3)

Gregg Jaclin resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary, and as a Director of ours, on May 17, 2013.

(4)

Wilson Wingsang Hui resigned as our Chief Financial Officer and Treasurer, and as a Director of ours, on June 14, 2013.

(5)

Chunhua Huang was appointed as our Chief Financial Officer and Treasurer on June 14, 2013.

Business Experience

David Richardson – Mr. Richardson has been one of our directors since September 2006.  Mr. Richardson is an Executive Director of Lighthouse Capital Insurance Company (Fortis’ insurance affiliate in the Cayman Islands), and the President and CEO of Mid-Ocean Consulting Group Ltd., which guides both institutions and individuals on sophisticated international structuring and tax related strategies.  From 2003 through 2005, Mr. Richardson served as the President of Oceanic Bank and Trust Limited’s Insurance Specialty Unit.  Prior thereto, in 1996, he became the Head of Private Banking for MeesPierson, a Dutch merchant/private bank in the Cayman Islands.  Following that, he became the Managing Director for MeesPierson (Bahamas) Ltd. and Chairman of Lighthouse Capital Insurance Company.  David Richardson began his professional career in the investment business over 20 years ago, working for one of Canada’s preeminent investment houses; Walwyn, Stodgell, Cochrane and Murray (now Merrill Lynch Canada).  In 1987, he joined the Bank of Bermuda in Bermuda as Portfolio Manager, where he personally oversaw the management of in excess of $350 million for the Bank’s top tier clientele.  From there he moved to the Bank of Bermuda’s wholly owned trust subsidiary, Bermuda Trust Company serving as Assistant Manager and Director of Americas’ marketing activities.  Mr. Richardson is a graduate of the University of Toronto (Hon.BSc) with a post graduate degree from Northwestern University (NTS Graduate), as well as possessing a number of professional affiliations including a Member of STEP, the ITPA and the Bahamas International Insurance Association.

Joseph Rozelle – Mr. Rozelle has been one of our directors since September 2006.  In addition, Mr. Rozelle has served as our President and Chief Financial Officer since September 2006.  Mr. Rozelle is currently the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of “going public” transactions for foreign and domestic operating companies on the public United States Exchanges.  Prior to joining Nautilus in 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services.  Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio Ventures as a Principal Analyst in the spring of 2002 and winter of 2003, respectively.  At Momentum, Mr. Rozelle was responsible for financial modeling, due diligence, and preparation of investment summaries for client companies.  Prior to joining Momentum, Mr. Rozelle was an associate with Barclays Capital in the Capital Markets Group, specializing in asset securitization.  Prior thereto, he was the Assistant Vice President of Planning and Financial Analysis for a regional commercial bank and was responsible for all of the corporate financial modeling, risk analysis, mergers and acquisition evaluation, and corporate budgeting. Before his tenure in commercial banking, Mr. Rozelle served as a senior auditor with Arthur Andersen, where he was involved in a variety of filings with the SEC involving corporate mergers, spin-offs, public debt offerings, and annual reports.  Mr. Rozelle holds a Bachelors of Business Administration degree from the University of Houston and a Masters of Business Administration degree from the Jesse H. Jones School of Management at Rice University.

Gregg E. Jaclin – Mr. Jaclin is a partner at Anslow & Jaclin, LLP.  Mr. Jaclin is a securities and corporate lawyer whose practice focuses on securities, financings, mergers and acquisitions and corporate representation.  He is experienced in a wide variety of capital raising transactions representing issuers, investors and investment banks, as well as various parties in a variety of corporate, securities and financial transactions. His experience has spanned a wide variety of industries, from core manufacturing to biotech, high-tech and clean-tech, and has been both national and international in scope. He graduated from University of Maryland with a B.A. degree in government and politics and received his Juris Doctor from Cardozo Law School. He is a member of both the New York and New Jersey bars.

Yung Yeung – Dr. Yeung has been serving as the Chairman of Hybrid Kinetic Group Limited since October 1997. Prior to this, Dr. Yeung was the Chairman, Chief Executive Officer and President of Brilliance China Automotive Holdings Limited and also the Chairman and President of Shenyang Jinbei Passenger Vehicle Manufacture Co., Ltd. from September 1992 to June 2002. Dr. Yeung has served as a director of the John Hopkins University Center – Nanjing University Centre for Chinese and American Studies since October 2002. Dr. Yeung is a well-known, highly successful automotive industrialist with over 18 years’ experience in the automobile industry, as well as a pioneering international financier from China, which makes him a perfect addition to the Company’s board of directors. Dr. Yeung holds a Ph.D. in Economics from the China’s Southwest University of Finance & Economics.

Chunhua Huang – Dr. Huang has been serving as the Deputy Chairman of Hybrid Kinetic Group Limited since June 2010. Dr. Huang is also the Vice-Chairman of Hybrid Kinetic Motors Corporation, a wholly-owned subsidiary of Hybrid Kinetic Group Limited, a position he has held since April 2009. Dr. Huang had been the Vice-Chairman of Hybrid Kinetic Group Limited between November 2002 and October 2007 and its Chief Financial Officer between August 2000 and September 2004. Dr. Huang has also been an independent non-executive director of China Rare Earth Holdings Ltd. since 2001. Dr. Huang was among the first generation China equity analysts with in-depth knowledge about China’s automotive and the transport infrastructure sectors, was a pioneering financier for China’s first wave of private companies going public in Hong Kong during 1999 and 2001, all of which makes him particularly well-suited to serve as a member of Company’s board of directors. Dr. Huang holds a Bachelor’s of Economics Degree from Wuhan University in China, and an MBA and Ph.D. in Marketing (focus on corporate strategy) from the University of Strathclyde in Scotland.

Chuantao Wang - Dr. Wang has been serving as the Chief Executive Officer for Hybrid Kinetic Motors Corp. (USA) since April 2009. During the same period, he has also been serving as the Chief Executive Officer and director for Hybrid Kinetic Group (Hong Kong). Immediately prior to this, he worked for General Motors (“GM”) as staff engineer, senior manager, global chief die engineer and “GM Technical Fellow,” responsible for developing and implementing advanced digital engineering and manufacturing technology in large scale automotive manufacturing for all GM vehicle platforms (cars, CUV/SUV, and trucks), beginning in 1993. In his 17 year services to GM in Detroit, Dr. Wang received more than 20 top awards including three times of “Boss Kettering Award” from GM for his critical role and significant contributions to GM in transforming GM’s traditional vehicle body manufacturing to a science-based and simulation-guided modern enterprise. Dr. Wang is an internationally renowned technologist and business leader in digital vehicle manufacturing with 80 invited speeches, received numerous international awards including the national honor as “2008 Asia American Engineer of the Year”. All-in-all, Dr. Wang has 30 years of experience in automotive development and manufacturing, which makes him extremely qualified to serve on the Company’s board of directors. Dr. Wang received his Doctorate Degree in Industrial Systems and Engineering and Master’s Degree in Material Science and Engineering from the Ohio State University of Columbus, Ohio, USA. He also holds a Bachelor’s Degree and Master’s Degree in Mechanical Engineering from Chongqing University of Chongqing in China.

Jianguo Xu – Mr. Xu has been Director of Hybrid Kinetic Group Limited since June 2010 and has also been serving as Vice-President for Global Sourcing for HK Motors commencing in April 2010. Before joining HK Motors, Mr. Xu worked for Magna International Group to start his career in the automotive industry from March 2001 through March 2010. In 2008, Mr. Xu was assigned to Magna Closures (Kunshan) Automotive Corporation as engineering manager to establish its technical center in China. He has extensive experience in product development, engineering management, product planning, purchasing and supplier management. Mr. Xu was involved in multiple projects for Asian and European automakers such as Nissan, Honda and Volkswagen. From 1991 to 1999, Mr. Xu also worked for Structural Dynamics Research Corporation (SDRC) China Branch as a Computer Aided Design and Engineering Specialist, and served as the Regional Manager. He was one of the key experts who developed the Chinese computer aided engineering industry in the 1990s. Mr. Xu has 20 years of experience in mechanical engineering and the automotive industry, giving him an in-depth understanding of the global automotive industry, particularly the Chinese automotive industry, which makes him an ideal candidate to serve on the Company’s board of directors. Mr. Xu received his Master’s Degree in Mechanical Engineering from Shanghai Jiaotong University and his Bachelor’s Degree in Mechanical Engineering from Huazhong University of Science and Technology.

Wilson Wingsang Hui – Mr. Hui has served as Chief Financial Officer and Director of Hybrid Kinetic Group Limited since September 2007. He has been an associate member of Hong Kong Institute of Chartered Secretaries (HKICS) since 1996 and Hong Kong Institute of certified Public Accountants (HKICPA) since 1999. Mr. Hui possesses more than 15 years of experience in accounting, finance and corporate management, which makes him a perfect addition to the Company’s board of directors. Mr. Hui holds a Master’s Degree in Business Administration from the University of Surrey, and a Master’s Degree in Professional Accounting and Information Systems from the City University of Hong Kong.

Tim Xia - Tim Tingkang Xia has been a partner and a registered patent attorney with the law firm Morris, Manning & Martin, LLP since January 2004. Prior to this he was a partner for Merchant & Gould from July 2002 to January 2004. He leads Morris, Manning & Martin, LLP’s International Practice and Intellectual Property Practice. Dr. Xia counsels clients in all phases of intellectual property law, including U.S. and foreign patent, trademark and copyright prosecution, clearance, infringements, validity opinions, and licensing. His focus is primarily on patent prosecution and litigation in the areas of computers, electronics, optics, and new and complex technologies that are multi-discipline in nature, such as nanotechnologies, bioinformatics, supercomputing systems and superconductor materials and devices. Dr. Xia’s background and experience makes him uniquely qualified to serve on the Company’s board of directors. Dr. Xia holds a J.D. from Columbia University and a Ph.D. from Ohio State University.

Zhengshan Li - Mr. Li has served as a Director of the Hybrid Kinetic Group Limited since June 2010. He has been the Executive Assistant to Dr. Yeung Yung, the Chairman of Hybrid Kinetic Group Limited since June 2003, and the Deputy General Manager of the PRC investment division of the Company since June 2003 . He is currently Director of certain subsidiaries of the Company. He is responsible for corporate coordination and business development of the Hybrid Kinetic Group Limited in China. Mr. Li’s experience in the previously described capacities makes him particularly well-suited to serve on the Company’s board of directors. Mr. Li holds a M.A. Degree in English Language and Literature from Shanghai International Studies University in China.

Xiao Chen – Mr. Chen has been serving as the deputy manager of the investment department of Hybrid Kinetic Group Limited since April 2008, and the general manager of Tianjin HK Capital Company Ltd, which is a subsidiary of HK Group since January 2010. Mr. Chen is responsible for Hybrid Kinetic Group Limited’s investment projects in China, such as exploiting potential investment targets, business negotiation and capital operation, as well as the financial management and capital planning in China. Prior to working for Hybrid Kinetic Group Limited, Mr. Chen worked in Brilliance Auto Group from July 1994 through December 2001, undertaking the securities investment and project investment, and served as the Chief Financial Officer in Medipharm Biotech Pharmaceutical Shanghai Limited from April 2005 through March 2008. Mr. Chen has extensive financial and management experience, which makes him extremely qualified to serve as a director on the Company’s board of directors. Mr. Chen has a Bachelor’s Degree in Investment Management from Shanghai University of Finance and Economics.

Junwen Hou – Dr. Hou has served as Vice President of Hybrid Kinetic Motors Corporation since April 2009. Dr. Hou is responsible for the global powertrain product development and program management. Prior to this, from September 1994 to April 2009, he served in various positions at Chrysler Corporation. During his near 15-year tenure at Chrysler Corporation, Dr. Hou held various powertrain engineering and management positions with increasing responsibilities. He was a project manager responsible for engine and transmission sales to outside OEMs worldwide and business development. He led the corporate hypoid gear design and development for all axle programs as a gear development manager. He led and was involved in several new automatic transmission program launches in the capacities of manufacturing specialist and advanced manufacturing engineering manager. Prior to Chrysler, Dr. Hou was a manufacturing engineer at SU America Inc. from September 1991 to August 1994. Dr. Hou also served as an assistant professor at Taiyuan University of Technology, China from September 1986 through August 1988. Dr. Hou’s 20 years of experience working in the automotive industry in various capacities makes him a great fit for the Company’s board of directors. Dr. Hou received his Doctorate Degree and Master’s Degree in Mechanical Engineering from the University of Cincinnati, Ohio, USA. He also holds a Master’s of Science Degree, majoring in Gear Cutting Tool Design and Manufacturing, and his Bachelor’s Degree in Mechanical Engineering from the Taiyuan University of Technology in China.

Sijun He – Dr. He has served as Director, Worldwide Purchasing for Hybrid Kinetic Corporation since December 2009. Prior to this, he was Global Supplier Footprint Champion for General Motors Corporation from October 2000 through November 2009, where, among other things, he directed the purchasing data management team to support GM’s board meetings, acted as the liaison between executive teams and commodities for coordinating global sourcing activities, and was responsible for buyer training initiatives. Dr. He’s vast experience in the global automotive industry makes him a perfect addition to the Company’s board of directors. Dr. He has a Master’s of Business Administration from Indiana University, a Ph.D. in Mechanical Engineering from the University of Michigan, and a Master’s of Science Degree from Tsinghua University in China. He also has a Bachelor’s Degree in Mechanical Engineering from Central South University of Hunan in China.

Xiaodong Yan - Mr. Yan has been Assistant to the Chairman of the board of directors of HK Group since June 2011, and Vice President and Board Secretary of Yeagiaro Group since June 2011.   From December 2009 to April 2010, Mr. Xiaodong Yan worked for the largest civil nuclear operator of China, China Guangdong Nuclear Power Holding Group, where he was in charge of M&A activities.  While there, he completed China Guangdong Nuclear Power Holding Group's first overseas acquisition of mine assets in Australia, and then other assets in the United States and Africa. From July 1997 to June 2007, Mr. Xiaodong Yan worked for the Ministry of Commerce of China, where he participated in WTO related negotiations and bilateral trade negotiations with the European Union.  Mr. Yan has also been responsible for coordination of Chinese investments in Africa, especially in power and telecommunication sectors. Mr. Yan’s vast experience in global business makes him an excellent addition to the Company’s board of directors. Mr. Yan has a B.A. Degree from Shanghai Institute of Foreign Trade in China and an MBA Degree from Peking University in China.

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

Significant Employees

We have no employees other than our officers.

Family Relationships

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our ordinary shares to file reports of ownership and changes in ownership of our ordinary shares with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our ordinary shares are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of June 30, 2013.

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

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11. EXECUTIVE COMPENSATION

We have made no provisions for paying cash or non-cash compensation to our officers and directors.  No salaries are being paid at the present time and no compensation will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us in our last two most recently completed fiscal years.

Summary Compensation Table

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
David Richardson(1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Joseph Rozelle(2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Gregg Jaclin(3)	2013	0	0	0	0	0	0	0	0
Jianguo Xu	2013	0	0	0	0	0	0	0	0
Wilson Wingsang Hui(4)	2013	0	0	0	0	0	0	0	0
Chunhua Huang(5)	2013	0	0	0	0	0	0	0	0

(1)

David Richardson resigned as a Director of ours on November 15, 2012.

(2)

Joseph Rozelle resigned as our President and Chief Financial Officer, and as a Director of ours, on November 15, 2012.

(3)

Gregg Jaclin resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary, and as a Director of ours, on May 17, 2013.

(4)

Wilson Wingsang Hui resigned as our Chief Financial Officer and Treasurer, and as a Director of ours, on June 14, 2013.

(5)

Chunhua Huang was appointed as our Chief Financial Officer and Treasurer on June 14, 2013.

We have not paid any salaries to our directors and officers as of the date of this report. We do not anticipate beginning to pay salaries until we have adequate funds to do so.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Richardson(1)	-	-	-	-	-	-	-	-	-
Joseph Rozelle(2)	-	-	-	-	-	-	-	-	-
Gregg Jaclin(3)	-	-	-	-	-	-	-	-	-
Wilson Wingsang Hui(4)	-	-	-	-	-	-	-	-	-
Chunhua Huang(5)	-	-	-	-	-	-	-	-	-

(1)

David Richardson resigned as a Director of ours on November 15, 2012.

(2)

Joseph Rozelle resigned as our President and Chief Financial Officer, and as a Director of ours, on November 15, 2012.

(3)

Gregg Jaclin resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary, and as a Director of ours, on May 17, 2013.

(4)

Wilson Wingsang Hui resigned as our Chief Financial Officer and Treasurer, and as a Director of ours, on June 14, 2013.

(5)

Chunhua Huang was appointed as our Chief Financial Officer and Treasurer on June 14, 2013.

There were no grants of stock options since inception to the date of this report.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Our board of directors has not adopted a stock option plan.  We have no plans to adopt a stock option plan, but may choose to do so in the future.  If such a plan is adopted, this may be administered by the board of directors or a committee appointed by the board of directors (the “Committee”).  The Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted.  We may develop an incentive based stock option plan for our officer and director and may reserve up to 10% of our outstanding ordinary shares for that purpose.

Compensation of Directors

Our directors are not compensated by us for acting as such.  There are no arrangements pursuant to which our directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase our ordinary shares as awarded by our board of directors.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us through the end of the most recently completed fiscal year.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Richardson	0	0	0	0	0	0	0
Joseph Rozelle	0	0	0	0	0	0	0
Gregg Jaclin	0	0	0	0	0	0	0
Jianguo Xu	0	0	0	0	0	0	0
Wilson Wingsang Hui	0	0	0	0	0	0	0
Yung Yeung	0	0	0	0	0	0	0
Chunhua Huang	0	0	0	0	0	0	0
Chuantao Wang	0	0	0	0	0	0	0
Tim Xia	0	0	0	0	0	0	0
Zhengshan Li	0	0	0	0	0	0	0
Xiao Chen	0	0	0	0	0	0	0
Junwen Hou	0	0	0	0	0	0	0
Sijun He	0	0	0	0	0	0	0
Xiaodong Yan	0	0	0	0	0	0	0

(1)

David Richardson resigned as a Director of ours on November 15, 2012.

(2)

Joseph Rozelle resigned as a Director of ours on November 15, 2012.

(3)

Gregg Jaclin resigned as a Director of ours on May 17, 2013.

(4)

Wilson Wingsang Hui resigned as a Director of ours, on June 14, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners.

The following table sets forth certain information as of the date hereof regarding the beneficial ownership of our ordinary shares by (i) each person who, to our knowledge, owns more than 5% of our ordinary shares, (ii) each of our directors and the persons who were included as our “Named Executive Officers” in the Summary Compensation Table of this Annual report on Form 10-K for the fiscal year ended June 30, 2013, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. Ordinary shares subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.  As of the date of this report, we had 998,275 ordinary shares issued and outstanding..

Unless otherwise noted, the address for each of the persons listed below is: c/o Apollo Acquisition Corporation, 800 E. Colorado Blvd., Suite 888, Pasadena, CA 91101.

	Ordinary Shares Beneficially Owned
Name and Address	Number	Percent
5% Stockholders:
Hybrid Kinetic Automotive Holdings, LLC(1)	781,250	78.3%
Mid-Ocean Consulting Ltd.(2) Bayside House Bayside Executive Park West Bay Street & Blake Road Nassau, Bahamas	78,125	7.8%
Named Executive Officers and Directors:
Jianguo Xu President, Chief Executive Officer, Director	0	*
Chunhua Huang Chief Financial Officer, Treasurer, and Vice Chairman of the Board	0	*
Yung Yeung Chairman of the Board	0	*
Chuantao Wang Vice Chairman of the Board	0	*
Tim Xia Director	0	*
Zhengshan Li Director	0	*
Xiao Chen Director	0	*
Junwen Hou Director	0	*
Sijun He Director	0	*
Xiaodong Yan Director	0	*
All Executive Officers and Directors as a Group (10 persons)	0	*

* Less than 1%

(1) Hybrid Kinetic Automotive Holdings, LLC (“Hybrid Kinetic”) is owned 80% by Commonwealth Investments, LLC (“Commonwealth”) and 20% by Rhea C. Yeung.  Commonwealth is also the Manager of Hybrid Kinetic.  Jimmy Wang and Vincent Wang are the Managers of Commonwealth.  Neither Commonwealth, Jimmy Wang, nor Vincent Wang directly own any securities of the Company.  However, as a result of Commonwealth’s ownership of 80% of the membership interests, and position as Manager, of Hybrid Kinetic, and Jimmy Wang’s and Vincent Wang’s positions as Managers of Commonwealth, each of Commonwealth, Jimmy Wang and Vincent Wang may be deemed to beneficially own securities of the Company owned by Hybrid Kinetic.  Except as expressly otherwise set forth herein, each of Commonwealth, Jimmy Wang and Vincent Wang specifically disclaim beneficial ownership in the ordinary shares held by Hybrid Kinetic except to the extent it or he actually exercises voting or dispositive power with respect to such ordinary shares.

(2)

David Richardson is the owner and the President of Mid-Ocean Consulting Ltd. and has voting and investment control over these shares.

Change in Control

On March 20, 2013, Sword Dancer, LLC, a Nevada limited liability company (“Sword Dancer”) sold to Hybrid Kinetic Automotive Holdings, LLC, a Delaware corporation (“Hybrid Kinetic”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, 781,250 of our Ordinary Shares, $0.000128 par value per share, representing all of the shares of the Company held by Sword Dancer, for an aggregate purchase price of $100,000.

As a result, Hybrid Kinetic acquired approximately 78.3% of the Company’s common equity.

Hybrid Kinetic has advised us that the source of the funds used to purchase the ordinary shares was working capital.

The Company was a shell company immediately before the change in control, and remains a shell company following the change in control. The disclosure required by Item 5.01(a)(8) of Form 8-K was previously filed with the Securities and Exchange Commission in (a) the Company’s Registration Statement on Form 10, filed on November 11, 2010, as amended on January 7, 2011, and January 31, 2011; as supplemented and updated by (b) the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012; (c) the Company’s Current Report on Form 8-K filed on November 16, 2012; and (d) the information contained in this Report.

We are not aware of any arrangement that might result in a change in control of our company in the future.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

We have no plans to adopt a stock option plan, but may choose to do so in the future.  If such a plan is adopted, this may be administered by the board of directors or a committee appointed by the board of directors.  The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officer and director and may reserve up to 10% of our outstanding ordinary shares for that purpose.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no transactions since the start of our last fiscal year, or any currently proposed transactions in which we are, or plan to be, a participant and in which any related person had or will have a direct or indirect material interest.

Our board of directors does not have any policies or procedures that it follows in connection to transactions it undertakes with related parties. The determination of any policies or procedures will be made after we consummate a business combination.

Director Independence

We intend to quote our securities on the OTC Bulletin Board which does not have any director independence requirements.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our board of directors with regard to this definition.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended June 30, 2013 and June 30, 2012 are set forth in the table below:

	2013		2012
Audit Fee (1)	$	_3,500	$637
Audit-Related Fees		$-	$-
Tax Fees		$-	$-
All Other Fees		$-	$-

———————

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)

All other fees consist of fees billed for all other services.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•

should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•

may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•

were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Memorandum and Articles of Association (1)
3.2	3.2	Minutes of Shareholder meeting authorizing consolidation of ordinary shares (1)
16.1	16.1	Letter from PMB Helin Donovan, LLP to the Securities and Exchange Commission dated September 20, 2013 (2)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)

Filed with the Securities and Exchange Commission on January 31, 2011, as an exhibit, numbered as indicated above, to Amendment No. 2 to the Company’s Registration Statement on Form 10-12G/A (file no. 000-54179), which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on September 24, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

*** Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO ACQUISITION CORPORATION

Dated: October 15, 2013	By:	/s/ Jianguo Xu
Jianguo Xu President, Chief Executive Officer, Director

Dated: October 15, 2013	By:	/s/ Chunhua Huang
Chunhua Huang Chief Financial Officer, Treasurer, and Vice Chairman of the Board

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jianguo Xu	President, Chief Executive Officer, Director	October 15, 2013
Jianguo Xu

/s/ Chunhua Huang	Chief Financial Officer, Treasurer, and Vice Chairman of the Board	October 15, 2013
Chunhua Huang

/s/ Yung Yeung	Chairman of the Board	October 15, 2013
Yung Yeung

/s/ Chuantao Wang	Vice Chairman of the Board	October 15, 2013
Chuantao Wang

/s/ Tim Xia	Director	October 15, 2013
Tim Xia

/s/ Zhengshan Li	Director	October 15, 2013
Zhengshan Li

/s/ Xiao Chen	Director	October 15, 2013
Xiao Chen

/s/ Junwen Hou	Director	October 15, 2013
Junwen Hou

/s/ Sijun He	Director	October 15, 2013
Sijun He

/s/ Xiaodong Yan	Director	October 15, 2013
Xiaodong Yan

Apollo Acquisition Corporation

(A Development Stage Company)

The Board of Directors and Shareholders

Apollo Acquisition Corporation:

We have audited the accompanying balance sheet of Apollo Acquisition Corporation (the Company) (a development stage company) as of June 30, 2012, and the related statements of operations, shareholders’ deficit, and cash flows for the year ended June 30, 2012, and the cumulative period from inception (September 27, 2006) through June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apollo Acquisition Corporation as of June 30, 2012, and the results of its operations and its cash flows for the year then ended, and the cumulative period from inception (September 27, 2006) through June 30, 2012, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (September 27, 2006) through June 30, 2012 is $17,519.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

October  14, 2013

Houston, TX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Apollo Acquisition Corporation

We have audited the accompanying balance sheet of Apollo Acquisition Corporation as of June 30, 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2013. Apollo Acquisition Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Apollo Acquisition Corporation for the cumulative period from September 27, 2006 through June30, 2012 were audited by other auditors whose report dated October 14, 2013, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the period from September 27, 2012 through June 30, 2012, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apollo Acquisition Corporation as of June 30, 2013  and the results of its operations and its cash flows for  the year ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company is in the development stage, has not earned  revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended June 30, 2013 and for the cumulative period   September 27, 2006  through June 30, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

October 14, 2013

1660 South Highway 100

Suite 500

St . Louis Park, MN 55416

630.277.2330

Apollo Acquisition Corporation

(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Payable to affiliate	$-	$10,361
Accounts payable	23,107	434
Accrued expenses	9,445	-
Amount due to shareholders	-	-
Total current liabilities	32,552	10,795

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, non-issued and outstanding	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of March 31, 2013 and June 30, 2012	128	128
Additional paid in capital	8,796	6,596
Deficit accumulated during development stage	(41,476)	(17,519)
Total Stockholders' deficit	(32,552)	(10,795)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Apollo Acquisition Corporation

(A Development Stage Company)

Statements of Operations

			Cumulative During
			Development Stage
	For Year Ended	For Year Ended	(September 27, 2006
	June 30, 2013	June 30, 2012	to June 30, 2013)

Revenues	$-	$-	$-

Expenses
Formation, general and administrative expenses	34,752	3,047	52,271
Total operating expenses	(34,752)	(3,047)	(52,271)

Other income
Forgiveness of debt	10,795	-	10,795

Operation loss	(23,957)	(3,047)	(41,476)

Income tax expense	-	-	-

Net loss	$(23,957)	$(3,047)	$(41,476)

Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275

The accompanying notes are an integral part of these financial statements.

Apollo Acquisition Corporation

(A Development Stage Company)

Statements of Shareholders’ Deficit

For the period from September 27, 2006 (Date of Inception) to June 30, 2013

	Preference Shares		Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Founder share issued at September 27, 2006	-	$ -	859,375	$ 110	$ -	$ -	$ 110
Net Loss	-	-	-	-	-	(5,692)	(5,692)

Balance As of June 30, 2007	-	-	859,375	110	-	(5,692)	(5,582)

Net Loss	-	-	-	-	-	(2,073)	(2,073)

Balance As of June 30, 2008	-	-	859,375	110	-	(7,765)	(7,655)

Sale of Common Shares	-	-	138,900	18	6,596	-	6,614
Net Loss	-	-	-	-	-	(1,587)	(1,587)

Balance As of June 30, 2009	-	-	998,275	128	6,596	(9,352)	(2,628)

Net Loss	-	-	-	-	-	(1,782)	(1,782)

Balance As of June 30, 2010	-	-	998,275	128	6,596	(11,134)	(4,410)

Net Loss	-	-	-	-	-	(3,338)	(3,338)

Balance As of June 30, 2011	-	-	998,275	128	6,596	(14,472)	(7,748)

Net Loss	-	-	-	-	-	(3,047)	(3,047)

Balance As of June 30, 2012	-	-	998,275	128	6,596	(17,519)	(10,795)

Shareholder contribution	-	-	-	-	2,200	-	2,200

Net Loss	-	-	-	-	-	(23,957)	(23,957)

Balance As of June 30, 2013	$ -	$ -	$998,275	$ 128	$ 8,796	$ (41,476)	$ (32,552)

The accompanying notes are an integral part of these financial statements.

Apollo Acquisition Corporation

(A Development Stage Company)

Statements of Cash Flows

			Cumulative During
			Development Stage
	For year ended	For year ended	(September 27, 2006
	June 30, 2013	June 30, 2012	to June 30, 2013)
Cash flows from operating activities
Net profit loss	$(23,957)	$(3,047)	$(41,476)
Adjustments to reconcile net loss to cash used in operating activities:
Forgiveness of debt	(10,361)	-	(10,361)
Shares issued to Founder for payment of formation costs	-	-	110
Changes in operating assets and liabilities
Payable to affiliate	-	2,958	10,361
Accounts payable	22,673	89	23,107
Accrued expenses	9,445	-	9,445

Net cash used in operating activities	(2,200)	-	(8,814)

Cash flows from investing activities
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Shareholder contribution	2,200		2,200
Proceeds from issuance of ordinary shares	-	-	6,614
Net cash provided by financing activities	2,200	-	8,814

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents at beginning of the year	-	-	-

Cash and cash equivalents at end of the year	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Apollo Acquisition Corporation

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

Note 1 - Organization, Business and Operations

On September 27, 2006, Apollo Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

As of June 30, 2013, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through June 30, 2013 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

Cash and Cash Equivalents

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

As of June 30, 2013 and June 30, 2012, there were no potentially dilutive ordinary shares outstanding.

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

Level 3 - unobservable inputs.

As of June 30, 2013 and 2012, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3 – Going Concern

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. Management has plans to seek additional capital through a public or private offering of equity or debt securities, or by other means. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from the operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might necessary in the event the Company cannot continue in existence.

Note 4 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through June 30, 2013 and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and advances from stockholders and affiliate company.

The affiliate company, ACI, Inc. has agreed to continue funding the Company’s formation activities through the next 12 months, or until a business combination has been consummated.

Note 5 - Payable to Affiliate and Accounts Payable

On November 15, 2012, a related party to a previous shareholder released the Company from the payable to affiliate of $10,361 and waived any rights or obligations pursuant to this liability.  The Company had a payable to affiliate of $0 and $10,361 to a Founder of the Company as of June 30, 2013 and June 30, 2012, respectively.  Additionally, as of November 15, 2012, pursuant to the Stock Purchase Agreements with Sword Dancer, LLC, the accounts payable of $434 related to general and administrative expenses is the sole responsibility of the previous shareholder and is no longer a Company obligation.

During the last quarter, the company has incurred legal and auditing cost total of $26,607. These cost has been paid or will be paid by an affiliate company, ACI, Inc. As of June 30, the company has a balance of $23,107 on general Accounts Payable account.

Note 6 - Ordinary Shares

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

Note 7 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2013 and June 30, 2012, there were no preference shares issued or outstanding.

Note 8 - Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

Note 9 - Subsequent Events

The Company considered all events subsequent to the balance sheet date through the date these financial statements were available to be issued and did not identify any material subsequent events requiring adjustment to the accompanying financial statements.

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Memorandum and Articles of Association (1)
3.2	3.2	Minutes of Shareholder meeting authorizing consolidation of ordinary shares (1)
16.1	16.1	Letter from PMB Helin Donovan, LLP to the Securities and Exchange Commission dated September 20, 2013 (2)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

(3)

Filed with the Securities and Exchange Commission on January 31, 2011, as an exhibit, numbered as indicated above, to Amendment No. 2 to the Company’s Registration Statement on Form 10-12G/A (file no. 000-54179), which exhibit is incorporated herein by reference.

(4)

Filed with the Securities and Exchange Commission on September 24, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

*** Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.