Form 10-Q
period 2013-09-30
Apollo Acquisition Corp
filed 2013-11-14
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

________________________________________________________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes   X  . No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   X  . No       .

As of November 14, 2013 the issuer has 998,275 ordinary shares, par value $.0001281, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC on October 15, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013	4

Condensed Statements of Operations for the three month periods ended September 30, 2013 and 2012 (unaudited) and for the period from September 27, 2006 (inception) to September 30, 2013 (unaudited)	5

Condensed Statements of Cash Flows for the three month periods ended September 30, 2013 and 2012 (unaudited) and for the period from September 27, 2006 (inception) to September 30, 2013 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-10

Apollo Acquisition Corporation

(A Development Stage Company)
Condensed Balance Sheets

(Unaudited)

	September 30,	June 30,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$-	$-
Accounts payable	26,607	23,107
Accrued expenses	8,958	9,445
Amount due to shareholders	-	-
Total current liabilities	35,565	32,552

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, non issued and outstanding	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of September 30, 2013 and June 30, 2013	128	128
Additional paid in capital	8,796	8,796
Deficit accumulated during development stage	(44,489)	(41,476)
Total Stockholders' deficit	(35,565)	(32,552)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

 (A Development Stage Company)
Condensed Statements of Operations

(Unaudited)

			Cumulative During
	Three Month	Three Month	Development Stage
	Ended	Ended	(September 27, 2006
	September 30, 2013	September 30, 2012	to September 30, 2013)

Revenues	$-	$-	$-

Expenses
Formation, general and administrative expenses	3,013	-	55,284
Total operating expenses	3,013	-	(55,284)

Other income
Forgiveness of debt	-	-	10,795

Operation loss	(3,013)	-	(44,489)

Income tax expense	-	-	-

Net loss	$(3,013)	$-	$(44,489)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

 (A Development Stage Company)
Condensed Statements of Cash Flows

(Unaudited)

			Cumulative During
	Three month	Three month	Development Stage
	Ended	Ended	(September 27, 2006
	September 30, 2013	September 30, 2012	to September 30, 2013)
Cash flows from operating activities
Net loss	$(3,013)	$-	$(44,489)
Adjustments to reconcile net loss to cash used in operating activities:
Forgiveness of debt	-	-	(10,361)
Shares issued to Founder for payment of formation costs	-	-	110
Changes in operating assets and liabilities
Payable to affiliate	-	-	10,361
Accounts payable	3,500	-	26,607
Accrued expenses	(487)	-	8,958

Net cash used in operating activities	-	-	(8,814)

Cash flows from investing activities
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Shareholder contribution	-		2,200
Proceeds from issuance of ordinary shares	-	-	6,614
Net cash provided by financing activities	-	-	8,814

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents at beginning of the year	-	-	-

Cash and cash equivalents at end of the year	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

APOLLO ACQUSITION CORPORATION

Notes to Condensed Financial Statements

September 30, 2013

(Unaudited)

Note 1 - Organization, Business and Operations

On September 27, 2006, Apollo Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

As of September 30, 2013, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through June 30, 2013 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

Note 2 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission on October 15, 2013.

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

As of September 30, 2013 there were no potentially dilutive ordinary shares outstanding.

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

Level 3 - unobservable inputs.

As of September 30, 2013, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

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

Note 4 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through September 30, 2013 and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and advances from stockholders and affiliated company.

The affiliate company, ACI, Inc. has agreed to continue funding the Company’s formation activities through the next three quarters, or until a business combination has been consummated.

Note 5 - Payable to Affiliate and Accounts Payable

On November 15, 2012, a related party to a previous shareholder released the Company from the payable to affiliate of $10,361 and waived any rights or obligations pursuant to this liability.  The Company has no balance of payable to affiliate as of September 30, 2013.

During the report period, the company has incurred legal and auditing cost total of $$2,518. These costs will be paid by an affiliate company, ACI, Inc. As of September 30, 2013 and June 30, 2013, the company has a balance of $26,607and $23,107 on general Accounts Payable account.

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

Note 7 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2013, there were no preference shares issued or outstanding.

Note 8 - Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

Note 9 - Subsequent Events

The Company considered all events subsequent to the balance sheet date through the date these financial statements were available to be issued, and determined that it does not have any subsequent events requiring recording or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties including those related to changes in economic conditions, new business opportunities and general financial and business conditions, actual results may differ materially from those expressed or implied by the forward-looking statements.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC.

Unless the context otherwise requires, the terms “the Company,” “we,” “us” and “our” refer to Apollo Acquisition Corporation

OVERVIEW AND RECENT DEVELOPMENTS

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 and Three Months Ended September 30, 2012

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $3,013 and $0 for the three months ended September 30, 2013 and 2012, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended September 30, 2013 and 2012 was $3,013 and $0, respectively. The increase in net loss from the 2012 to the 2013 three-month periods reflects the increase in general and administrative expenses.

We have generated no revenues and our net operating loss from inception through September 30, 2013 was $44,489.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we do not maintain a cash balance and must rely on our shareholders to fund business operations. The Company is actively pursuing merger opportunities as described in the “Overview” Section of Management’s Discussion and Analysis.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended September 30, 2013, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit No.	SEC Report Reference Number	Description

31.1/31.2	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1/32.2	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

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

*** Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO ACQUISITION CORPORATION

Date: November 14, 2013	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer and Director

Date: November 14, 2013	By:	/s/ Chunhua Huang
Chunhua Huang
Chief Financial Officer, Treasurer and Vice Chairman of the Board