Form 10-Q
period 2013-12-31
Apollo Acquisition Corp
filed 2014-02-19
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

_____________________________________________________________

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

As of February 18, 2014 the issuer has 998,275 ordinary shares, par value $.0001281, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of December 31, 2013 (unaudited) and June 30, 2013	4

Condensed Statements of Operations for the three and six months ended December 31, 2013 and 2012 (unaudited) and for the period from September 27, 2006 (inception) to December 31, 2013 (unaudited)	5

Condensed Statements of Cash Flows for the six months ended December 31, 2013 and 2012 (unaudited) and for the period from September 27, 2006 (inception) to December 31, 2013 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-10

Apollo Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	December 31,	June 30,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Payable to affiliate	$-	$-
Accounts payable - related party	35,461	23,107
Accrued expenses	7,920	9,445
Amount due to shareholders	-	-
Total current liabilities	43,381	32,552

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, non issued and outstanding	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of December 31, 2013 and June 30, 2013	128	128
Additional paid in capital	8,796	8,796
Deficit accumulated during development stage	(52,305)	(41,476)
Total Shareholders' deficit	(43,381)	(32,552)

Total liabilities and shareholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements

Apollo Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					Cumulative During Development Stage
	Three Month Ended	Three Month Ended	Six Month Ended	Six Month Ended	(September 27, 2006
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	to December 31, 2013)

Revenues	$-	$-	$-	$-	$-

Expenses
Formation, general and administrative expenses	7,817	5,145	10,829	5,145	63,101
Total operating expenses	7,817	5,145	10,829	5,145	63,101

Other income
Forgiveness of debt	-	10,795	-	10,795	10,795

Operation profit (loss)	(7,817)	5,650	(10,829)	5,650	(52,306)

Income tax expense	-	-	-	-	-

Net profit (loss)	$(7,817)	$5,650	$(10,829)	$5,650	$(52,306)

Basic and diluted loss per share	$(0.01)	$0.01	$(0.01)	$0.01

Weighted average ordinary shares outstanding - Basic and diluted	998,275	998,275	998,275	998,275

The accompanying notes are an integral part of these condensed financial statements

Apollo Acquisition Corporation

 (A Development Stage Company)
Statements of Cash Flows

(Unaudited)

			Cumulative During
	Six month	Six month	Development Stage
	Ended	Ended	(September 27, 2006
	December 31, 2013	December 31, 2012	to December 31, 2013)
Operating Activities
Net profit (loss)	$(10,829)	$5,650	$(52,305)
Adjustments to reconcile net loss to cash used in operating activities:
Forgiveness of debt	-	-	(10,361)
Shares issued to Founder for payment of formation costs	-	-	110
Changes in operating assets and liabilities
Payable to affiliate	-	(10,361)	10,361
Accounts payable	12,354	(434)	35,461
Accrued expenses	(1,525)	4,445	7,920
		700
Net cash used in operating activities	-	-	(8,814)

Financing Activities
Shareholder contribution	-		2,200
Proceeds from issuance of ordinary shares	-	-	6,614
Net cash provided by financing activities	-	-	8,814

Net increase (decrease) in cash	-	-	-

Cash at beginning of the year	-	-	-

Cash at end of the year	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

Apollo Acquisition Corporation

(A Development Stage Company)

Notes to the Condensed Financial Statements

December 31, 2013

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

As of December 31, 2013, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through December 31, 2013 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America.

Development Stage Activities

The Company complies with Financial Accounting Standards Codification (“ASC’) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the company as development stage enterprise.

The Company has no revenues for the period from inception (September 27, 2006) through December 31, 2013 and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and advances from stockholders and affiliate company.

The affiliate company, ACI, Inc. has agreed to continue funding the Company’s formation activities through the next three quarters, or until a business combination has been consummated.

Cash and Cash Equivalents

We consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents. The Company does not have cash equivalents as of December 31, 2013 and June 30, 2013.

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

As of December 31, 2013 and June 30, 2013, there were no potentially dilutive ordinary shares outstanding.

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

Fair Value of Financial Instruments

Our financial instruments consist of accounts payable and accrued expenses. We believe the fair value of our payables reflects their carrying amounts.

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2013 , the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

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

Note 4 - Payable to Affiliate and Accounts Payable

On November 15, 2012, the Company was released from a payable to a related party of a former shareholder of the Company in the amount of $10,361 and any rights or obligations pursuant to such liability were waived.  The Company does not have payable to affiliate balance as of December 31, 2013.

During the report period, the company has incurred legal and auditing cost total of $6,014. These costs were paid by an affiliate company, ACI, Inc. As of December 31 and June 30, 2013, the company has a balance of $35,461 and $23,107 on accounts payable to ACI.

Note 5 – Shareholders’ Deficit

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

Note 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2013, there were no preference shares issued or outstanding.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2013 and Three Months Ended December 31, 2012

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $7,817 and $5,145 for the three months ended December 31, 2013 and 2012, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended December 31, 2013 and our net income for the three months ended December 31, 2012 were $7,817and $5,650, respectively. The decrease in net income from 2012 to the net loss in 2013 is primarily attributable to a reduction in other income related to a forgiveness of debt from a related party on November 15, 2012 in the amount of $10,361.

We have generated no revenues and our net operating loss from inception through December 31, 2013 was $52,306.。

Six Months Ended December 31, 2013 and Six Months Ended December 31, 2012

We incurred general and administrative expenses of $10,829 and $5,145 for the six months ended December 31, 2013 and 2012, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the six months ended December 31, 2013 and our net income for the six months ended December 31, 2012 were $10,829and $5,650, respectively. The decrease in net income from 2012 to the net loss in 2013 is primarily attributable to a reduction in other income related to a forgiveness of debt from a related party on November 15, 2012 in the amount of $10,361.

Our net operating loss was $7,817 and $10,829 respectively as of December 31, 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we do not maintain a cash balance and must rely on our shareholders to fund business operations. The Company is actively pursuing merger opportunities as described in the “Overview” Section of Management’s Discussion and Analysis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended December 31, 2013, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit No.	SEC Report Reference Number	Description
31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

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

APOLLO ACQUISITION CORPORATION

Date: February 19, 2014	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer and Director

Date: February 19, 2014	By:	/s/ Chunhua Huang
Chunhua Huang
Chief Financial Officer, Treasurer and Vice Chairman of the Board