Form 10-Q
period 2014-03-31
Apollo Acquisition Corp
filed 2014-05-15
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

____________________________________________________

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

As of May 5, 2014 the issuer has 998,275 ordinary shares, par value $.0001281, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC on October 15, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013	4

Condensed Consolidated Statements of Operations for the nine month period ended March 31, 2014 and 2012 (unaudited) and for the period from September 27, 2006 (inception) to March 31, 2014 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine month period ended March 31, 2014 and 2012 (unaudited) and for the period from September 27, 2006 (inception) to March 31, 2014 (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7-10

Apollo Acquisition Corporation

(A Development Stage Company)
Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2014	2013
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$41,591	$23,107
Accrued expenses	7,070	9,445
Total current liabilities	48,661	32,552

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of March 31, 2014 and June 30, 2013	128	128
Additional paid in capital	8,796	8,796
Deficit accumulated during development stage	(57,585)	(41,476)
Total Shareholders' deficit	(48,661)	(32,552)

Total liabilities and shareholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Apollo Acquisition Corporation

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

					Cumulative During
	Three Month	Three Month	Nine Month	Nine Month	Development Stage
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,	(September 27, 2006
	2014	2013	2014	2013	to March 31, 2014)

Expenses
Formation, general and administrative expenses	$5,280	$3,000	$16,109	$8,145	$68,380
Total operating expenses	5,280	3,000	16,109	8,145	68,380

Other income
Forgiveness of debt	-	-	-	10,795	10,795

Operation profit (loss)	(5,280)	(3,000)	(16,109)	2,650	(57,585)

Net profit (loss)	$(5,280)	$(3,000)	$(16,109)	$2,650	$(57,585)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$0.00

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275	998,275	998,275

The accompanying notes are an integral part of these condensed consolidated financial statements

Apollo Acquisition Corporation

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			Cumulative During
	Nine months	Nine months	Development Stage
	Ended	Ended	(September 27, 2006
	March 31, 2014	March 31, 2013	to March 31, 2014)
Operating Activities
Net profit (loss)	$(16,109)	$2,650	$(57,585)
Adjustments to reconcile net loss to cash used in operating activities:	-	-	-
Forgiveness of debt	-	(10,795)	(10,361)
Shares issued to Founder for payment of formation costs	-	-	110
Changes in operating assets and liabilities
Payable to affiliate	-	-	10,361
Accounts payable	18,484	-	41,591
Accrued expenses	(2,375)	5,945	7,070

Net cash used in operating activities	-	(2,200)	(8,814)

Financing Activities
Shareholder contribution	-	2,200	2,200
Proceeds from issuance of ordinary shares	-	-	6,614
Net cash provided by financing activities	-	2,200	8,814

Net increase (decrease) in cash	-	-	-

Cash at beginning of the year	-	-	-

Cash at end of the year	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Apollo Acquisition Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2014

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

As of March 31, 2014, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through March 31, 2014 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

Note 2 - Summary of Significant Accounting Policies

Interim financial information

The condensed consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in condensed consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission on October 15, 2013.

Basis of Presentation

These unaudited condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America.

Development Stage Activities

The Company complies with Financial Accounting Standards Codification (“ASC’) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the company as development stage enterprise.

The Company has no revenues for the period from inception (September 27, 2006) through March 31, 2014 and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and advances from stockholders and affiliate company.

The affiliate company, ACI, Inc. has agreed to continue funding the Company’s formation activities through the next three quarters, or until a business combination has been consummated.

Cash and Cash Equivalents

We consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents. The Company does not have cash equivalents as of March 31, 2014 and June 30, 2013.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

As of March 31, 2014 and June 30, 2013, there were no potentially dilutive ordinary shares outstanding.

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

•

Level 1: Quoted prices in active markets for identical assets or liabilities.

•

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 31, 2014, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its condensed consolidated financial statements. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. Management has plans to seek additional capital through a public or private offering of equity or debt securities, or by other means. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might necessary in the event the Company cannot continue in existence.

Note 4 - Payable to Affiliate and Accounts Payable

On November 15, 2012, a related party to a previous shareholder released the Company from the payable to affiliate of $10,361 and waived any rights or obligations pursuant to this liability.  The Company has no balance of payable to affiliate as of March 31, 2014.

During the report period, the company has incurred legal, filing and auditing cost total of $5,280. These costs were paid by an affiliate company, ACI, Inc. As of March 31, 2014 and June 30, 2013, the company has a balance of $41,591 and $23,107 on accounts payable to ACI.

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

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2014, there were no preference shares issued or outstanding.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and Three Months Ended March 31, 2013

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $5,280 and $3,000 for the three months ended March 31, 2014 and 2013, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended March 31, 2014 and our net income for the three months ended March 31, 2013 were $5,280 and $3,000, respectively. The increase in net loss is primarily attributable to an increase in general and administrative expenses.

We have generated no revenues and our net operating loss from inception through March 31, 2014 was $57,585.

Nine Months Ended March 31, 2014 and Nine Months Ended March 31, 2013

We incurred general and administrative expenses of $16,109 and $8,145 for the nine months ended March 31, 2014 and 2013, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the nine months ended March 31, 2014 and our net income for the nine months ended March 31, 2013 were $16,109 and $2,650, respectively. The decrease in net income from 2013 to the net loss in 2014 is primarily attributable to a reduction in other income related to a forgiveness of debt from a related party on November 15, 2012 in the amount of $10,795.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we did not maintain a cash balance and must rely on our shareholders to fund the business operations. The Company is actively pursuing merger opportunities as described in the “Overview” Section of Management’s Discussion and Analysis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended March 31, 2014, or subsequent period through the date hereof.

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

APOLLO ACQUISITION CORPORATION

Date: May 15, 2014	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer and Director

Date: May 15, 2014	By:	/s/ Chunhua Huang
Chunhua Huang
Chief Financial Officer, Treasurer and Vice Chairman of the Board