Form 10-K
period 2014-06-30
Apollo Acquisition Corp
filed 2014-10-14
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2014

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes  X . No      .

As of October 14, 2014, the registrant has 998,275 ordinary shares, par value $0.000128 per share, issued and outstanding.

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

Holders

As of October 14, 2014, there were approximately 465 record holders of 998,275 ordinary shares.

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

Recent Sales of Unregistered Securities

We made no sales of unregistered securities during the quarter ended June 30, 2014. All sales of unregistered securities made by us prior to the quarter ended June 30, 2014, have been previously reported in our Forms 10-Q and 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2014, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

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

Results of Operations

Year ended June 30, 2014, compared to Year Ended June 30, 2013

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through June 30, 2014. Total expenses for the year ended June 30, 2014 decreased from $34,752 for the year ended June 30, 2013 to $19,574. The primary reason for this decrease was a decrease in professional fees related to legal and auditing service.

Liquidity and Capital Resources

As of June 30, 2014, we do not maintain a cash balance and must rely on an affiliate to fund business operations. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 13, 2014, KLJ & Associates, LLP (“KLJ”) resigned as certifying independent accountant of Apollo Acquisition Corporation. KLJ had been engaged by the Registrant effective September 18, 2013.

The report of KLJ & Associates on the financial statements of the Registrant for the fiscal year ended June 30, 2013 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report included an explanatory paragraph with respect to the Registrant’s ability, in light of its lack of revenues and history of losses, to continue as a going concern.

Prior to the engagement of KLJ, PMB Helin Donovan, LLP had served as independent auditor since September 27, 2006. The reports of PMB Helin Donovan, LLP on the financial statements of the Registrant for the fiscal years ended June 30, 2012 and 2011, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included an explanatory paragraph with respect to the Registrant’s ability, in light of its lack of revenues and history of losses, to continue as a going concern.

During the Registrant’s two most recent fiscal years ended June 30, 2013 and the subsequent interim periods, there were no disagreements between the Registrant and KLJ on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KLJ would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any "reportable events" as such term as described in Item 304(a)(1)(v) of Regulation S-K.

Contemporaneous with the resignation of KLJ, the Registrant engaged Anton & Chia, LLP (“AC”) as the Registrant’s independent registered public accountant. The engagement was approved by the Board of Directors (the “Board”) of the Registrant. Prior to February 13, 2014, the Registrant did not consult with AC regarding (1) the application of accounting principles to a specified transaction, (2) the type of audit opinion that might be rendered on the Registrant’s financial statements, (3) written or oral advice provided that would be an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between the Registrant and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of June 30, 2014, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting. In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2014.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position	Date of Election or Appointment
Jianguo Xu	47	President, Chief Executive Officer, Director	May 17, 2013

Yung Yeung	57	Chairman of the Board	May 17, 2013

Chunhua Huang(1)	50	Chief Financial Officer, Treasurer, and Vice Chairman of the Board	May 17, 2013

Chuantao Wang	60	Vice Chairman of the Board	May 17, 2013

Tim Xia	58	Director	May 17, 2013

Zhengshan Li	44	Director	May 17, 2013

Xiao Chen	43	Director	May 17, 2013

Junwen Hou	53	Director	May 17, 2013

Sijun He	43	Director	May 17, 2013

Xiaodong Yan	39	Director	May 17, 2013

(1)

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

Zhengshan Li - Mr. Li has served as a Director of the Hybrid Kinetic Group Limited since June 2010. He has been the Executive Assistant to Dr. Yeung Yung, the Chairman of Hybrid Kinetic Group Limited since June 2003, and the Deputy General Manager of the PRC investment division of the Company since June 2003. He is currently Director of certain subsidiaries of the Company. He is responsible for corporate coordination and business development of the Hybrid Kinetic Group Limited in China. Mr. Li’s experience in the previously described capacities makes him particularly well-suited to serve on the Company’s board of directors. Mr. Li holds a M.A. Degree in English Language and Literature from Shanghai International Studies University in China.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of June 30, 2014.

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

Summary Compensation Table

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Jianguo Xu	2014	−	−	−	−	−	−	−	−
Chunhua Huang(1)	2014	−	−	−	−	−	−	−	−

(1)

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jianguo Xu	−	−	−	−	−	−	−
Yung Yeung	−	−	−	−	−	−	−
Chunhua Huang	−	−	−	−	−	−	−
Chuantao Wang	−	−	−	−	−	−	−
Tim Xia	−	−	−	−	−	−	−
Zhengshan Li	−	−	−	−	−	−	−
Xiao Chen	−	−	−	−	−	−	−
Junwen Hou	−	−	−	−	−	−	−
Sijun He	−	−	−	−	−	−	−
Xiaodong Yan	−	−	−	−	−	−	−

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners.

The following table sets forth certain information as of the date hereof regarding the beneficial ownership of our ordinary shares by (i) each person who, to our knowledge, owns more than 5% of our ordinary shares, (ii) each of our directors and the persons who were included as our “Named Executive Officers” in the Summary Compensation Table of this Annual report on Form 10-K for the fiscal year ended June 30, 2014, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. Ordinary shares subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date of this report, we had 998,275 ordinary shares issued and outstanding..

Unless otherwise noted, the address for each of the persons listed below is: c/o Apollo Acquisition Corporation, 800 E. Colorado Blvd., Suite 888, Pasadena, CA 91101.

Ordinary Shares Beneficially Owned
Name and Address	Number	Percent
5% Stockholders:
Hybrid Kinetic Automotive Holdings, LLC(1)	781,250	78.3%
Mid-Ocean Consulting Ltd.(2)
Bayside House
Bayside Executive Park
West Bay Street & Blake Road
Nassau, Bahamas	78,125	7.8%
Named Executive Officers and Directors:
Jianguo Xu
President, Chief Executive Officer, Director	−	*
Chunhua Huang
Chief Financial Officer, Treasurer, and Vice Chairman of the Board	−	*
Yung Yeung
Chairman of the Board	−	*
Chuantao Wang
Vice Chairman of the Board	−	*
Tim Xia
Director	−	*
Zhengshan Li
Director	−	*
Xiao Chen
Director	−	*
Junwen Hou
Director	−	*
Sijun He
Director	−	*
Xiaodong Yan
Director	−	*
All Executive Officers and Directors as a Group (10 persons)	−	*

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended June 30, 2014 and June 30, 2013 are set forth in the table below:

	2014		2013
Audit Fee(1)		$3,250		$3,500
Audit-Related Fees	$	−	$	−
Tax Fees	$	−	$	−
All Other Fees	$	−	$	−

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Memorandum and Articles of Association(1)
3.2	3.2	Minutes of Shareholder meeting authorizing consolidation of ordinary shares(1)
16.1	16.1	Letter from KLJ & Associates, LLP to the Securities and Exchange Commission dated February 19, 2014(2)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)

Filed with the Securities and Exchange Commission on January 31, 2011, as an exhibit, numbered as indicated above, to Amendment No. 2 to the Company’s Registration Statement on Form 10-12G/A (file no. 000-54179), which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on February 19, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

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

APOLLO ACQUISITION CORPORATION

Dated: October 14, 2014	By:	/s/ Jianguo Xu
Jianguo Xu President, Chief Executive Officer, Director

Dated: October 14, 2014	By:	/s/ Chunhua Huang
Chunhua Huang Chief Financial Officer, Treasurer, and Vice Chairman of the Board

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jianguo Xu	President, Chief Executive Officer, Director	October 14, 2014
Jianguo Xu

/s/ Chunhua Huang	Chief Financial Officer, Treasurer, and Vice Chairman of the Board	October 14, 2014
Chunhua Huang

/s/ Yung Yeung	Chairman of the Board	October 14, 2014
Yung Yeung

/s/ Chuantao Wang	Vice Chairman of the Board	October 14, 2014
Chuantao Wang

/s/ Tim Xia	Director	October 14, 2014
Tim Xia

/s/ Zhengshan Li	Director	October 14, 2014
Zhengshan Li

/s/ Xiao Chen	Director	October 14, 2014
Xiao Chen

/s/ Junwen Hou	Director	October 14, 2014
Junwen Hou

/s/ Sijun He	Director	October 14, 2014
Sijun He

/s/ Xiaodong Yan	Director	October 14, 2014
Xiaodong Yan

Apollo Acquisition Corporation

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company is in the development stage, has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended June 30, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

October 14, 2013

1660 South Highway 100

Suite 500

St. Louis Park, MN 55416

630.277.2330

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Apollo Acquisition Corporation

We have audited the accompanying balance sheet of Apollo Acquisition Corporation (the "Company") as of June 30, 2014, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the year ended June 30, 2014. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Apollo Acquisition Corporation for the cumulative period from September 27, 2006 through June 30, 2013 were audited by other auditors whose report dated October 14, 2013, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the period from September 27, 2012 through June 30, 2013, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014, and the results of its operations and its cash flows for the year then ended. In conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Anton & Chia, LLP

Newport Beach, CA

October 14, 2014

Apollo Acquisition Corporation

Balance Sheet

		June 30,		June 30,
		2014		2013

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party		$45,056		$23,107
Accrued expenses		7,070		9,445
Amount due to shareholders		−		−
Total current liabilities		52,126		32,552

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, non-issued and outstanding		−		−
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of June 30, 2014 and June 30, 2013		128		128
Additional paid in capital		8,796		8,796
Deficit accumulated during development stage		(61,050)		(41,476)
Total Stockholders' deficit		(52,126)		(32,552)

Total liabilities and stockholders' deficit	$	−	$	−

The accompanying notes are an integral part of these financial statements

Apollo Acquisition Corporation

Statements of Operations

		For Year Ended		For Year Ended
		June 30, 2014		June 30, 2013

Revenues	$	−	$	−

Expenses
Formation, general and administrative expenses		19,574		34,752
Total operating expenses		(19,574)		(34,752)

Other income
Forgiveness of debt		−		10,795

Operation loss		(19,574)		(23,957)

Income tax expense		−		−

Net loss		$(19,574)		$(23,957)

Basic and diluted loss per share		$(0.02)		$(0.02)

Weighted average ordinary shares outstanding
- Basic and diluted		998,275		998,275

The accompanying notes are an integral part of these financial statements

Apollo Acquisition Corporation

Statements of Shareholders’ Deficit

	Preference Shares			Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares		Amount	Shares	Amount

Balance As of June 30, 2012	−	$	−	998,275	$128	$6,596	$(17,519)	$(10,795)

Shareholder contribution	−		−	−	−	2,200	−	2,200

Net Loss	−		−	−	−	−	(23,957)	(23,957)

Balance As of June 30, 2013	−	$	−	998,275	$128	$8,796	(41,476)	(32,552)

Net Loss	−		−	−	−	−	(19,574)	(19,574)

Balance As of June 30, 2014	−	$	−	998,275	$128	$8,796	$(61,050)	$(52,126)

The accompanying notes are an integral part of these financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

		For Year Ended		For Year Ended
		June 30, 2014		June 30, 2013
Cash flows from operating activities
Net profit (loss)		$(19,574)		$(23,957)
Adjustments to reconcile net loss to cash used in operating activities:
Forgiveness of debt		−		(10,361)
Changes in operating assets and liabilities
Accounts payable		21,949		22,673
Accrued expenses		(2,375)		9,445

Net cash used in operating activities		−		(2,200)

Cash flows from financing activities
Shareholder contribution		−		2,200
Net cash provided by financing activities		−		2,200

Net increase (decrease) in cash		−		−

Cash and cash equivalents at beginning of the year		−		−

Cash and cash equivalents at end of the year	$	−	$	−

Supplemental disclosures of cash flow information:
Interest paid	$	−	$	−
Income taxes paid	$	−	$	−

The accompanying notes are an integral part of these financial statements.

Apollo Acquisition Corporation

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

Note 1 – Organization, Business and Operations

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

As of June 30, 2014, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through March 31, 2014 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

Note 2 – Summary of Significant Accounting Policies

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents. The Company does not have cash and cash equivalents as of June 30, 2014 and June 30, 2013.

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

As of June 30, 2014 and June 30, 2013, there were no potentially dilutive ordinary shares outstanding.

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

Note 4 – Related Party Transactions

On November 15, 2012, a related party to a previous shareholder released the Company from the payable to affiliate of $10,361 and waived any rights or obligations pursuant to this liability. The Company has no balance of payable to affiliate as of June 30, 2014.

During the year ended June 30, 2014, the company has incurred legal and auditing cost total of $19,574. These costs were paid by ACI. As of June 30, 2014 and June 30, 2013, the company has a balance of $45,056 and $23,107 on Accounts Payable to ACI.

Note 5 – Ordinary Shares

The Company is authorized to issue 39,062,500 shares of common stocks at $0.000128 par value. As of June 30, 2014, there are 998,275 shares issued and outstanding.

Note 6 –- Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2014, there were no preference shares issued or outstanding.

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Memorandum and Articles of Association(1)
3.2	3.2	Minutes of Shareholder meeting authorizing consolidation of ordinary shares(1)
16.1	16.1	Letter from KLJ & Associates, LLP to the Securities and Exchange Commission dated February 19, 2014(2)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

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