Form 10-Q
period 2014-09-30
Apollo Acquisition Corp
filed 2014-11-19
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 19, 2014 the issuer has 998,275 ordinary shares, par value $.000128, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on October 14, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Apollo Acquisition Corporation

Condensed Balance Sheets

(Unaudited)

		September 30,		June 30,
		2014		2014
		(Unaudited)		(Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party		$48,306		$45,056
Accrued expenses		7,070		7,070
Total current liabilities		55,376		52,126

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding		−		−
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of September 30, 2014 and June 30, 2014		128		128
Additional paid in capital		8,796		8,796
Accumulated deficit		(64,300)		(61,050)
Total shareholders' deficit		(55,376)		(52,126)

Total liabilities and shareholders' deficit	$	−	$	−

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

		Three months ended		Three months ended
		September 30, 2014		September 30, 2013

Revenues	$	−	$	−

Expenses
Formation, general and administrative expenses		3,250		3,013
Total operating expenses		(3,250)		(3,013)

Operation loss		(3,250)		(3,013)

Income tax expense		−		−

Net loss		$(3,250)		$(3,013)

Basic and diluted loss per share		$(0.00)		$(0.00)

Weighted average ordinary shares outstanding
- Basic and diluted		998,275		998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Cash Flows

(Unaudited)

		Three months ended		Three months ended
		September 30, 2014		September 30, 2013
Operating Activities
Net loss		$(3,250)		$(3,013)
Changes in operating assets and liabilities
Accounts payable		3,250		3,500
Accrued expenses		−		(487)

Net cash used in operating activities		−		−

Net increase (decrease) in cash		−		−

Cash at beginning of the year		−		−

Cash at end of the year	$	−	$	−

Supplemental disclosures of cash flow information:
Interest paid	$	−	$	−
Income taxes paid	$	−	$	−

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

September 30, 2014

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

As of September 30, 2014, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through September, 2014 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. These condensed financial statements should be read in conjunction with our audited financial statements included in our Form 10-K for the year ended September 30, 2014, filed with the Securities and Exchange Commission on October 14, 2014.

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

As of September 30, 2014 and June 30, 2014, there were no potentially dilutive ordinary shares outstanding.

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

As of September 30, 2014, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company’s early adoption of the new standard is not expected to have a material effect on the Company’s financial position or results of operations.

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

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. Management has plans to seek additional capital through a public or private offering of equity or debt securities, or by other means. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments that might arise from this uncertainty.

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

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might necessary in the event the Company cannot continue in existence.

Note 4 – Related Party Transactions

During three month period ended September 30, 2014 and 2013, the company has incurred legal and auditing cost total of $3,250 and $3,013, respectively. These costs were paid by ACI, Inc. (“ACI”), an affiliate company. As of September 30, 2014 and June 30, 2014, the Company had a balance due to ACI of $48,306 and $45,056, respectively.

Note 5 – Shareholders’ Deficit

The Company is authorized to issue 39,062,500 shares of common stock at $0.000128 par value. As of September 30, 2014, there are 998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 shares of Preference Shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2014, there were no Preference Shares issued or outstanding.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the condensed financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 and 2013

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $3,250 and $3,013 for the three months ended September 30, 2014 and 2013, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended September 30, 2014 and 2013 were $3,250 and $3,013, respectively. The increase in net loss is primarily attributable to an increase in general and administrative expenses.

We have generated no revenues and our net operating loss from inception through September 30, 2014 was $64,300.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we did not maintain a cash balance and must rely on our shareholders to fund the business operations. The Company is actively pursuing merger opportunities as described in the “Overview” Section of Management’s Discussion and Analysis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended September 30, 2014, or subsequent period through the date hereof.

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

APOLLO ACQUISITION CORPORATION

Date: November 19, 2014	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer and Director

Date: November 19, 2014	By:	/s/ Chunhua Huang
Chunhua Huang
Chief Financial Officer, Treasurer and Vice Chairman of the Board