Form 10-Q
period 2014-12-31
Apollo Acquisition Corp
filed 2015-02-23
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition report from ________ to ________

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

As of February 23, 2015 the issuer has 998,275 ordinary shares, par value $.000128, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of December 31, 2014 (unaudited) and June 30, 2014	4

Condensed Statements of Operations for the three and six month periods ended December 31, 2014 and 2013 (unaudited)	5

Condensed Statements of Cash Flows for the six month periods ended December 31, 2014 and 2013 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-10

Apollo Acquisition Corporation

Condensed Balance Sheets

(Unaudited)

	December 31,	June 30,
	2014	2014
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$59,556	$45,056
Accrued expenses	7,070	7,070
Total current liabilities	66,626	52,126

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, non issued and outstanding	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of December 31, 2014 and June 30, 2014	128	128
Additional paid in capital	8,796	8,796
Accumulated deficit	(75,550)	(61,050)
Total shareholders' deficit	(66,626)	(52,126)

Total liabilities and shareholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three month ended	Three month ended	Six month ended	Six month ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Revenues	$-	$-	$-	$-

Expenses
Formation, general and administrative expenses	11,250	7,817	14,500	10,829
Total operating expenses	(11,250)	(7,817)	(14,500)	(10,829)

Other income

Operation loss	(11,250)	(7,817)	(14,500)	(10,829)

Income tax expense	-	-	-	-

Net loss	$(11,250)	$(7,817)	$(14,500)	$(10,829)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275	998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

(Unaudited)

	Six month ended	Six month ended
	December 31, 2014	December 31, 2013
Operating Activities
Net loss	$(14,500)	$(10,829)
Changes in operating assets and liabilities
Accounts payable	14,500	12,354
Accrued expenses	-	(1,525)

Net cash used in operating activities	-	-

Net increase (decrease) in cash	-	-

Cash at beginning of the year	-	-

Cash at end of the year	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Please see Note 6 for a description of the change of control that occurred on February 13, 2015.

As of December 31, 2014, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through December 2014 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. These condensed financial statements should be read in conjunction with our audited financial statements included in our Form 10-K for the year ended June 30, 2014, filed with the Securities and Exchange Commission on October 14, 2014.

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

As of December 31, 2014 and June 30, 2014, there were no potentially dilutive ordinary shares outstanding.

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

As of December 31, 2014, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

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

Note 4 – Related Party Transactions

During three month period ended December 31, 2014 and 2013, the company has incurred legal and auditing cost total of $10,500 and $7,817, respectively. These costs were paid by ACI, Inc. (“ACI”), an affiliate company.  As of December 31, 2014 and June 30, 2014, the Company had a balance due to ACI of $59,556 and $45,056, respectively.

Note 5 – Shareholders’ Deficit

The Company is authorized to issue 39,062,500 Ordinary Shares, par value of $0.000128 per share. As of December 31, 2014, there are 998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2014, there were no Preference Shares issued or outstanding.

Note 6 – Subsequent Events

On February 13, 2015, Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company (“Hybrid Kinetic”) sold 781,250 ordinary shares, par value of $0.000128 per share (the “Purchased Shares”) of Apollo Acquisition Corporation, a Cayman Islands corporation (the “Company”) to American Compass, Inc., a California corporation (“ACI”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, for an aggregate purchase price of $781,250.

As a result of such transaction, ACI was the beneficial owner of approximately 78.2% of the Company’s issued and outstanding ordinary shares.

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Lianyungang HK New Energy Vehicle System Integration Corporation, a company organized under the laws of the People’s Republic of China (the “Investor”), for gross proceeds equal to an aggregate of $20,000,000 in exchange for the issuance of 20,000,000 ordinary shares of the Company, par value of $0.000128 per share (the “Shares”), at a per share price of $1.00. The closing of the transactions contemplated under the Agreement are expected to occur on or before March 16, 2015.

As a result of such transaction closing, the Investor will be the beneficial owner of approximately 95.24% of the Company’s issued and outstanding ordinary shares.

The Shares constitute “restricted securities” within the meaning of Rule 144 of the Securities Act of 1933, as amended, and may not be sold, pledged, or otherwise disposed of by the Purchaser without restriction under the Securities Act and applicable state securities laws.

Investor has not advised the Company of any plans to appoint new directors to the Company’s Board of Directors or to make any changes to the Company’s management and operations.

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

Change of Control

On March 20, 2013, Sword Dancer, LLC, a Nevada limited liability company (“Sword Dancer”) sold to Hybrid Kinetic, in a private transaction exempt from registration under the Securities Act of 1933, as amended, 781,250 Ordinary Shares of $0.000128 par value of the Company, representing all of the shares of the Company held by Sword Dancer, for an aggregate purchase price of $100,000. As a result, Hybrid Kinetic acquired approximately 78.2% of the Company’s common equity.

Please see Note 6 for a description of the change of control that occurred on February 13, 2015.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2014 and Three Months Ended December 31, 2013

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $11,250 and $7,817 for the three months ended December 31, 2014 and 2013, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended December 31, 2014 and 2013 were ($11,250) and ($7,817), respectively. The increase in net loss is primarily attributable to an increase in general and administrative expenses.

We have generated no revenues and our net operating loss from inception through December 31, 2014 was $66,626.

Six Months Ended December 31, 2014 and Six Months Ended December 31, 2013

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $14,500 and $10,829 for the six months ended December 31, 2014 and 2013, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the six months ended December 31, 2014 and 2013 were ($14,500) and ($10,829), respectively. The increase in net loss is primarily attributable to an increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we did not maintain a cash balance and must rely on our shareholders to fund the business operations. The Company is actively pursuing merger opportunities as described in the “Overview” Section of Management’s Discussion and Analysis.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On February 17, 2015, the Company sold to Investor 95.24% of the Company’s common equity as described in Note 6 – Subsequent Events above.  Our Chief Executive and Financial Officer do not believe this will result in any material changes to our processes or procedures that will affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended December 31, 2014.

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Lianyungang HK New Energy Vehicle System Integration Corporation, a company organized under the laws of the People’s Republic of China (the “Investor”), for gross proceeds equal to an aggregate of $20,000,000 in exchange for the issuance of 20,000,000 ordinary shares of the Company, par value of $0.000128 per share (the “Shares”), at a per share price of $1.00.

The Shares will be issued to the Investor, a non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Act”)) in accordance with Rule 506 of Regulation D promulgated under the Act, in that the Company did not engage in any general advertisement or general solicitation in connection with the offering of the Shares, and the Company was available to answer any questions from the Investor. Cash commissions will not be paid in connection with the sale of the Shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit No.	SEC Report Reference Number	Description
10.1		Securities Purchase Agreement, dated as of February 17, 2015. (1)
31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

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

(1)

Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on February 19, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO ACQUISITION CORPORATION

Date: February 23, 2015	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer and Director

Date: February 23, 2015	By:	/s/ Chunhua Huang
Chunhua Huang
Chief Financial Officer, Treasurer and Vice Chairman of the Board