Form 10-Q
period 2015-03-31
Apollo Acquisition Corp
filed 2015-05-20
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 20, 2015 the issuer has 20,998,275 ordinary shares, par value $.000128, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of March 31, 2015 (unaudited) and June 30, 2014	4

Condensed Statements of Operations for the three and nine month periods ended March 31, 2015 and 2014 (unaudited)	5

Condensed Statements of Cash Flows for the nine month periods ended March 31, 2015 and 2014 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-10

Apollo Acquisition Corporation

Condensed Balance Sheets

	March 31,	June 30,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$4,769	$-
Total current assets	4,769	-

TOTAL ASSETS	$4,769	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$101,965	$45,056
Accrued expenses	7,070	7,070
Loan from ACI	5,000	-
Accrued interest	5	-
Total current liabilities	114,040	52,126

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding.	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 20,998,275 shares and 998,275 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively.	2,688	128
Additional paid in capital	20,006,236	8,796
Accumulated deficit	(20,118,195)	(61,050)
Total shareholders' deficit	(109,271)	(52,126)

Total liabilities and shareholders' deficit	$4,769	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenues	$-	$-	$-	$-

Expenses
Research and development	20,000,000	-	20,000,000	-
Formation, general and administrative expenses	42,644	5,280	57,144	16,109
Total operating expenses	20,042,644	5,280	20,057,144	16,109

Operating loss	(20,042,644)	(5,280)	(20,057,144)	(16,109)

Income tax expense	-	-	-	-

Net loss	$(20,042,644)	$(5,280)	$(20,057,144)	$(16,109)

Basic and diluted loss per share	$(0.95)	$(0.01)	$(0.96)	$(0.02)

Weighted average ordinary shares outstanding
- Basic and diluted	20,998,275	998,275	20,998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	March 31, 2015	March 31, 2014
Operating Activities
Net loss	$(20,057,144)	$(16,109)
Changes in operating assets and liabilities
Accounts payable	56,908	18,484
Accrued expenses	5	(2,375)
Net cash used in operating activities	(20,000,231)	-

Financing Activities
Loan from ACI	5,000
Proceeds from issuance of common stock	20,000,000	-
Net cash provided by financing activities	20,005,000	-

Net increase in cash	4,769	-

Cash at beginning of the period	-	-

Cash at end of the period	$4,769	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

March 31, 2015

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

On March 18, 2015 (the “TL Effective Date”), the Company entered into a Technology License Agreement (the “TL Agreement”) with Ford Cheer International Limited, a company organized and existing under the laws of Hong Kong (“Licensor”). Under the terms of the Agreement the Licensor grants to the Company an irrevocable exclusive right and license, including the right to sublicense, the certain inventions, technology, know-how, patents and other intellectual property rights regarding the production of materials for use in lithium batteries (the “License Technology”). As consideration for the license granted under the Agreement, the Company will pay to the Licensor a one-time fee of $20,000,000 within thirty (30) days of the TL Effective Date. The agreement will commence on the Effective Date and will continue for a term of twenty (20) years.

On March 23, 2015 (the “SPA Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with HK Battery Technology, Inc., a Delaware corporation (the “Seller”), to purchase Ten Million shares of the Seller’s common stock, par value of $0.001 per share (the “Shares”), at a per share price of $1.00.

On the SPA Effective Date, as consideration for the Shares, the Company entered into a Technology License Agreement with the Seller (the “License Agreement”). Under the terms of the License Agreement, the Company will grant to the Seller an irrevocable exclusive right and license to, including the right to sublicense, certain inventions, technology, know-how, patents and other intellectual property rights regarding the production of materials for use in lithium batteries throughout the People’s Republic of China. The License Agreement will commence on the Effective Date and will continue for a term of twenty (20) years.

The closing of the transactions contemplated under the Agreement are expected to occur within thirty (30) days of the Effective Date.

As of March 31, 2015, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through March 2015 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

As of March 31, 2015 and June 30, 2014, there were no potentially dilutive ordinary shares outstanding.

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

As of March 31, 2015, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of March 31, 2015 and March 31, 2014, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of March 31, 2015.

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

Note 4 – Related Party Transactions

During three month periods ended March 31, 2015 and 2014, the Company incurred legal and auditing costs totaling $10,500 and $7,817, respectively. These costs were paid by American Compass, Inc., an affiliate company (“ACI”).  As of March 31, 2015 and June 30, 2014, the Company had a balance due to ACI of $101,965 and $45,056, respectively.

Note 5 – Shareholders’ Deficit

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

The Company is authorized to issue 39,062,500 Ordinary Shares, par value of $0.000128 per share. As of March 31, 2015, there are 20,998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2015, there were no Preference Shares issued or outstanding.

Note 6 – Research and Development

On March 18, 2015 (the “Effective Date”), the Company entered into a Technology License Agreement (the “Agreement”) with Ford Cheer International Limited, a company organized and existing under the laws of Hong Kong (“Licensor”). Under the terms of the Agreement the Licensor grants to the Company an irrevocable exclusive right and license, including the right to sublicense, the certain inventions, technology, know-how, patents and other intellectual property rights regarding the production of materials for use in lithium batteries (the “License Technology”). The Agreement will commence on the Effective Date and will continue for a term of twenty (20) years. The Licensed Technology is primarily related to certain know-how that focuses on the preparation method and production of a type of lithium titanateanode material.

Expenditures for research and development activities relating to the Licensed Technology are expensed as incurred. Such expenditures amounted to $20,000,000 and $0, for the quarter ended March 31, 2015 and 2014, respectively.

Note 7 - Loan from Related Party

On March 18, 2015, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $5,000 (the “March Note”) in order to cover the Company’s operating expenses. The March Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of March 31, 2015, the balance of the Notes to ACI was $5,000. The total accrued interest was $5 and $0 for the quarter ended March31, 2015 and 2014, respectively. The Notes are payable on demand and there is no maturity date. American Compass Inc. and Apollo Acquisition Corporation are related parties.

Note 8 – Securities Purchase Agreements

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Lianyungang HK New Energy Vehicle System Integration Corporation, a company organized under the law of the People’s Republic of china (the “Investor”), for gross proceeds equal to an aggregate of $20,000,000 in exchange for the issuance of 20,000,000 ordinary shares of the Company, par value of $0.000128 per share (the “Shares”), at a per share price of $1.00. On March 17, 2015, the Company received the gross proceeds of $20,000,000 from the Investor and the Company issued the Shares to the Investor.

On March 23, 2015 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with HK Battery Technology, Inc., a Delaware corporation (the “Seller”), to purchase Ten Million shares of the Seller’s common stock, par value of $0.001 per share (the “SPA Shares”), at a per share price of $1.00.

On the Effective Date, as consideration for the SPA Shares, the Company entered into a Technology License Agreement with the Seller (the “License Agreement”). Under the terms of the License Agreement, the Company will grant to the Seller an irrevocable exclusive right and license to, including the right to sublicense, certain inventions, technology, know-how, patents and other intellectual property rights regarding the production of materials for use in lithium batteries (“the Licensed Technology”) throughout the People’s Republic of China. The License Agreement has not yet commenced as the underlying transactions have not closed.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 and Three Months Ended March 31, 2014

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $42,644 and $5,280 for the three months ended March 31, 2015 and 2014, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We incurred research and development expenses of $20,000,000 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Our net loss for the three months ended March 31, 2015 and 2014 were $20,042,644 and $5,280, respectively. The increase in net loss is primarily attributable to an increase in general and administrative expenses.

We have generated no revenues and our net operating loss from inception through December 31, 2014 was $16,109.

Nine Months Ended December 31, 2015 and Nine Months Ended December 31, 2014

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $57,144 and $16,109 for the nine months ended March 31, 2015 and 2014, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We incurred research and development expenses of $20,000,000 and $0 for the nine months ended March 31, 2015 and 2014, respectively.

Our net loss for the nine months ended March 31, 2015 and 2014 were $20,057,144 and $16,109, respectively. The increase in net loss is primarily attributable to an increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we did not maintain a cash balance and must rely on our shareholders to fund the business operations. The Company is actively pursuing merger opportunities as described in the “Overview” Section of Management’s Discussion and Analysis.

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

We did not sell any unregistered securities during the three month period ended March 31, 2015.

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

APOLLO ACQUISITION CORPORATION

Date: May 20, 2015	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer and Director

Date: May 20, 2015	By:	/s/ Chunhua Huang
Chunhua Huang
Chief Financial Officer, Treasurer and Vice Chairman of the Board