Form 10-Q/A
period 2015-03-31
Apollo Acquisition Corp
filed 2015-07-08
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

APOLLO ACQUISITION CORPORATION

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") on Form 10-Q/A amends Item 1 of the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission (the "SEC") on May 20, 2015 (the "Original Filing"). This Amendment is being filed with the SEC to restate certain financial information that was omitted in the Original Filing.

During the Company's closing process for the period ending March 31, 2015, accounting errors were discovered that required restatement of amounts reported in the Original Filing, as related to the Condensed Balance Sheet as of March 31, 2015 ("Unaudited") and June 30, 2014 ("Audited"), whereas, the Total Other Assets are an additional $20,000,000 Unaudited bringing the Total Assets to $20,004,769 Unaudited and not the previously stated $4,769 Unaudited. This $20,000,000 refers to a technology license purchase. Further, with this addition, the Accumulated Deficit is ($118,195) Unaudited instead of the previously stated ($20,118,195) Unaudited, which changes the Total Liabilities and Shareholder's Deficit from $20,004,769 Unaudited to $4,769 Unaudited.

In addition there are some noteworthy changes on the Notes to the Condensed Financial Statements March 31, 2015 (Unaudited).

Note 2, Fair Value of Financial Instruments, Level 3, "the Company had other tangible assets would require measurements on a recurring basis based on this guidance."

Note 4, the paragraph has been changed regarding time periods and amounts.

Note 6, is now named Other Intangible Assets as well as two lines were added.

Most notably, Note 9 has been added as a correction. This correction refers to the accounting errors that were discovered that required restatement of amounts previously reported, related to $20,000,000 technology license purchase. It was discovered that the Company recorded this amount as research and development expenses as of March 31, 2015 and instead shall be recorded as Other Intangible Assets and be amortized through its useful life.

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of March 31, 2015 (unaudited) and June 30, 2014	4

Condensed Statements of Operations for the three and nine month periods ended March 31, 2015 and 2014 (unaudited)	5

Condensed Statements of Cash Flows for the nine month periods ended March 31, 2015 and 2014 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-13

Apollo Acquisition Corporation

Condensed Balance Sheets

	March 31,	June 30,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$4,769	$-
Total current assets	4,769	-

OTHER ASSETS
Other intangible asset	20,000,000	-
Total other assets	20,000,000	-

TOTAL ASSETS	$20,004,769	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$101,965	$45,056
Accrued expenses	7,070	7,070
Loan from ACI	5,000	-
Accrued interest	5	-
Total current liabilities	114,040	52,126

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding.	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 20,998,275 shares and 998,275 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively.	2,688	128
Additional paid in capital	20,006,236	8,796
Accumulated deficit	(118,195)	(61,050)
Total shareholders' deficit	(19,890,729)	(52,126)

Total liabilities and shareholders' deficit	$20,004,769	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenues	$-	$-	$-	$-

Expenses
Formation, general and administrative expenses	42,644	5,280	57,144	16,109
Total operating expenses	42,644	5,280	57,144	16,109

Operating loss	(42,644)	(5,280)	(57,144)	(16,109)

Other income
Income tax expense	-	-	-	-

Net loss	$(42,644)	$(5,280)	$(57,144)	$(16,109)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average ordinary shares outstanding
- Basic and diluted	20,998,275	998,275	20,998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	March 31, 2015	March 31, 2014
Operating Activities
Net loss	$(57,144)	$(16,109)
Changes in operating assets and liabilities
Accounts payable – related party	56,908	18,484
Accrued interest	5	(2,375)
Other intangible assets	(20,000,000)	-
Net cash used in operating activities	(20,000,231)	-

Financing Activities
Loan from ACI	5,000
Proceeds from related party issuance of 20,000 shares of common stock ($0.000128 part @ $1.00 per share)	20,000,000	-
Net cash provided by financing activities	20,005,000	-

Net increase (decrease) in cash	4,769	-

Cash at beginning of the year	-	-

Cash at end of the year	$4,769	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On November 15, 2012, the Company, Access America Fund, L.P. (the "Seller"), and Sword Dancer, LLC (the "Purchaser") entered into and closed a Stock Purchase Agreement, whereby the Purchaser agreed to purchase from the Seller, 781,250 ordinary shares of the Company's capital stock, par value $0.000128 per share, representing approximately 78.3% of the issued and outstanding ordinary shares of the Company, for an aggregate purchase price of $33,334. As a result of this transaction, the Purchaser became our controlling stockholder.

On March 20, 2013, Sword Dancer, LLC, a Nevada limited liability company ("Sword Dancer") sold to Hybrid Kinetic Automotive Holdings, LLC, a Delaware corporation ("Hybrid Kinetic"), in a private transaction exempt from registration under the Securities Act of 1933, as amended, 781,250 Ordinary Shares of $0.000128 par value of the Company, representing all of the shares of the Company held by Sword Dancer, for an aggregate purchase price of $100,000. As a result, Hybrid Kinetic acquired approximately 78.3% of the Company's common equity.

On February 13, 2015, Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company ("Hybrid Kinetic") sold 781,250 ordinary shares, par value of $0.000128 per share (the "Purchased Shares") of Apollo Acquisition Corporation, a Cayman Islands corporation (the "Company") to American Compass, Inc., a California corporation ("ACI"), in a private transaction exempt from registration under the Securities Act of 1933, as amended, for an aggregate purchase price of $781,250.

As a result of such transaction, ACI was the beneficial owner of approximately 78.2% of the Company's issued and outstanding ordinary shares.

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the "Agreement") with Lianyungang 11K New Energy Vehicle System Integration Corporation, a company organized under the laws of the People's Republic of China (the "Investor"), for gross proceeds equal to an aggregate of $20,000,000 in exchange for the issuance of 20,000,000 ordinary shares of the Company, par value of $0.000128 per share (the "Shares"), at a per share price of $1.00. The closing of the transactions contemplated under the Agreement are expected to occur on or before March 16, 2015.

As a result of such transaction closing, the investor will be the beneficial owner of approximately 95.24% of the Company's issued and outstanding ordinary shares.

The Shares constitute "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended, and may not be sold, pledged, or otherwise disposed of by the Purchaser without restriction under the Securities Act and applicable state securities laws.

Effective May 29, 2015, Chuantao Wang, Jianguo Xu, Tim Xia, Junwen Hou, Sijun He, Xiaodong Yan and Vincent Wang all resigned as Directors.

Effective May 29, 2015, Jianguo Xu resigned as CEO and Chunhua Huang resigned as CFO.

Effective May 29, 2015, Jiafu Wei and Cliff Guan were both appointed as Directors of the Company.

Effective May 29, 2015, Jiafu Wei was appointed CEO, Cliff Guan was appointed CFO, Chunhua Huang was appointed CIO and Shuning Luo was appointed Secretary.

Apollo Acquisition Corporation
Notes to the Condensed Financial Statements
March 31, 2015
(Unaudited)

On March 18, 2015 (the "TL Effective Date"), the Company entered into a Technology License Agreement (the "TL Agreement") with Ford Cheer International Limited, a company organized and existing under the laws of Hong Kong ("Licensor"). Under the terms of the Agreement the Licensor grants to the Company an irrevocable exclusive right and license, including the right to sublicense, the certain inventions, technology, know-how, patents and other intellectual property rights regarding the production of materials for use in lithium batteries (the "License Technology"). As consideration for the license granted under the Agreement, the Company will pay to the Licensor a one-time fee of $20,000,000 within thirty (30) days of the TL Effective Date. The agreement will commence on the Effective Date and will continue for a term of twenty (20) years.

On March 23, 2015 (the "SPA Effective Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with HK Battery Technology, Inc., a Delaware corporation (the "Seller"), to purchase Ten Million shares of the Seller's common stock, par value of $0.001 per share (the "Shares"), at a per share price of $1.00.

On the SPA Effective Date, as consideration for the Shares, the Company entered into a Technology License Agreement with the Seller (the "License Agreement"). Under the terms of the License Agreement, the Company will grant to the Seller an irrevocable exclusive right and license to, including the right to sublicense, certain inventions, technology, know-how, patents and other intellectual property rights regarding the production of materials for use in lithium batteries throughout the People's Republic of China. The License Agreement will commence on the Effective Date and will continue for a term of twenty (20) years. The License Agreement has not yet commenced as the underlying transactions have not closed.

The closing of the transactions contemplated under the Agreement are expected to occur within thirty (30) days of the Effective Date.

As of March 31, 2015, the Company had not yet commenced operations. All activity from September 27, 2006 ("Date of Inception") through March 2015 relates to the Company's formation. The Company selected June 30 as its fiscal year-end.

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

The Company was organized to acquire a target company or business seeking the perceived advantages of being a publicly-held company and, to a lesser extent that desires to employ the Company's funds in its business. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

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

As of March 31, 2015 & June 30, 2014 there were no potentially dilutive ordinary shares outstanding.

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

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), "Fair Value Measurements and Disclosures" for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level I prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 31, 2015, the Company had other intangible assets would require measurement on a recurring basis based on this guidance.

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
Notes to the Condensed Financial Statements
March 31, 2015
(Unaudited)

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, "Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company's early adoption of the new standard is not expected to have a material effect on the Company's financial position or results of operations.

Note 3 — Going Concern

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

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. Management has plans to seek additional capital through a public or private offering of equity or debt securities, or by other means. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from the operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might necessary in the event the Company cannot continue in existence.

Apollo Acquisition Corporation
Notes to the Condensed Financial Statements
March 31, 2015
(Unaudited)

Note 4 — Related Party Transactions

During nine month ended March 31, 2015 and 2014, the company has incurred legal and auditing cost total of $57,139 and $16,109, respectively. These costs were paid by an affiliate company, ACI, Inc. As of March 31, 2015 and June 30, 2014, the company has a balance of $101,965 and $45,056 on Accounts Payable to ACI, respectively.

Note 5 — Shareholders' Deficit

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the "Agreement") with Lianyungang HK New Energy Vehicle System Integration Corporation, a company organized under the laws of the People's Republic of China (the "Investor"), for gross proceeds equal to an aggregate of $20,000,000 in exchange for the issuance of 20,000,000 ordinary shares of the Company, par value of $0.000128 per share (the "Shares"), at a per share price of $1.00.

The Shares will be issued to the Investor, a non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the "Act")) in accordance with Rule 506 of Regulation D promulgated under the Act, in that the Company did not engage in any general advertisement or general solicitation in connection with the offering of the Shares, and the Company was available to answer any questions from the Investor. Cash commissions will not be paid in connection with the sale of the Shares.

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

Note 6 — Other Intangible Assets

On March 18, 2015 (the "Effective Date"), the Company entered into a Technology License Agreement (the "Agreement") with Ford Cheer International Limited, a company organized and existing under the laws of Hong Kong ("Licensor"). Under the terms of the Agreement the Licensor grants to the Company an irrevocable exclusive right and license, including the right to sublicense, the certain inventions, technology, know-how, patents and other intellectual property rights regarding the production of materials for use in lithium batteries (the "License Technology"). The Agreement will commence on the Effective Date and will continue for a term of twenty (20) years. The Licensed Technology is primarily related to certain know-how that focuses on the preparation method and production of a type of lithium titanateanode material. As consideration for the license granted under the Agreement, the Company will pay to the Licensor a one-time fee of $20,000,000.

Licensed technology, patents and other intangible assets are generally amortized on a straight-line basis over the periods of benefit. The Company amortizes all acquisition-related intangible assets over their estimated useful life. As of March 31, 2015 and 2014, the Company had a balance of $0 and $0 on Accumulated Amortization. The total amortization expense was $0 and $0 for the quarter ended March 31, 2015 and 2014, respectively.

Apollo Acquisition Corporation
Notes to the Condensed Financial Statements
March 31, 2015
(Unaudited)

Note 7 - Loan from Related Party

On March 18, 2015, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $5,000 (the "March Note") in order to cover the Company's operating expenses. The March Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of March 31, 2015, the balance of the Notes to ACI was $5,000. The total accrued interest was $5 and $0 for the quarter ended March 31, 2015 and 2014, respectively. The Notes are payable on demand and there is no maturity date. American Compass Inc. and Apollo Acquisition Corporation are related parties.

Note 8 — Securities Purchase Agreements

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the "Agreement") with Lianyungang HK New Energy Vehicle System Integration Corporation, a company organized under the law of the People's Republic of china (the "Investor"), for gross proceeds equal to an aggregate of $20,000,000 in exchange for the issuance of 20,000,000 ordinary shares of the Company, par value of $0.000128 per share (the "Shares"), at a per share price of $1.00. On March 17, 2015, the Company received the gross proceeds of $20,000,000 from the Investor and the Company issued the Shares to the Investor.

On March 23, 2015 (the "Effective Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with HK Battery Technology, Inc., a Delaware corporation (the "Seller"), to purchase Ten Million shares of the Seller's common stock, par value of $0.001 per share (the "SPA Shares"), at a per share price of $1.00.

On the Effective Date, as consideration for the SPA Shares, the Company entered into a Technology License Agreement with the Seller (the "License Agreement"). Under the terms of the License Agreement, the Company will grant to the Seller an irrevocable exclusive right and license to, including the right to sublicense, certain inventions, technology, know-how, patents and other intellectual property rights regarding the production of materials for use in lithium batteries ("the Licensed Technology") throughout the People's Republic of China. The License Agreement has not yet commenced as the underlying transactions have not closed.

Note 9 — Correction

During the Company's closing process for the 10-Q as of March 31, 2015, accounting errors were discovered that required restatement of amounts previously reported, related to $20,000,000 technology license purchase. It was discovered that the Company recorded that amount as research and development expenses as of March 31, 2015. Indeed, this shall be recorded as other intangible assets and be amortized through its useful life. This error was corrected and properly reflected in our Quarterly report for the nine months ended March 31, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words "believe," "expects," "anticipates," "intends," "estimates," "projects," "target," "goal," "plans," "objective," "should" or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties including those related to changes in economic conditions, new business opportunities and general financial and business conditions, actual results may differ materially from those expressed or implied by the forward-looking statements.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the condensed financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC.

Unless the context otherwise requires, the terms "the Company," "we," "us" and "our" refer to Apollo Acquisition Corporation

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

Change of Control

On March 20, 2013, Sword Dancer, LLC, a Nevada limited liability company ("Sword Dancer") sold to Hybrid Kinetic, in a private transaction exempt from registration under the Securities Act of 1933, as amended, 781,250 Ordinary Shares of $0.000128 par value of the Company, representing all of the shares of the Company held by Sword Dancer, for an aggregate purchase price of $100,000. As a result, Hybrid Kinetic acquired approximately 78.2% of the Company's common equity.

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the "Agreement") with Lianyungang HK New Energy Vehicle System Integration Corporation, a company organized under the laws of the People's Republic of China (the "Investor"), for gross proceeds equal to an aggregate of $20,000,000 in exchange for the issuance of 20,000,000 ordinary shares of the Company, par value of $0.000128 per share (the "Shares"), at a per share price of $1.00. The closing of the transactions contemplated under the Agreement are expected to occur on or before March 16, 2015.

As a result of such transaction closing, the Investor will be the beneficial owner of approximately 95.24% of the Company's issued and outstanding ordinary shares.

The Shares constitute "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended, and may not be sold, pledged, or otherwise disposed of by the Purchaser without restriction under the Securities Act and applicable state securities laws.

Investor has not advised the Company of any plans to appoint new directors to the Company's Board of Directors or to make any changes to the Company's management and operations.

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

Other intangible assets include expenses of $20,000,000 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Our net loss for the three months ended March 31, 2015 and 2014 were $42,644 and $5,280, respectively. The increase in net loss is primarily attributable to an increase in general and administrative expenses.

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

Other intangible assets include expenses of $20,000,000 and $0 for the nine months ended March 31, 2015 and 2014, respectively.

Our net loss for the nine months ended March 31, 2015 and 2014 were $57,144 and $16,109, respectively. The increase in net loss is primarily attributable to an increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we did not maintain a cash balance and must rely on our shareholders to fund the business operations. The Company is actively pursuing merger opportunities as described in the "Overview" Section of Management's Discussion and Analysis.

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

Changes in Internal Control over Financial Reporting

Except as specifically described in Note 1, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On February 17, 2015, the Company sold to Investor 95.24% of the Company's common equity as described in Note 1 — Organization, Business and Operations activities. Our Chief Executive and Financial Officer do not believe this will result in any material changes to our processes or procedures that will affect our internal control over financial reporting.

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

APOLLO ACQUISITION CORPORATION

Date: July 8, 2015	By:	/s/ Jiafu Wei
Jiafu Wei
Chief Executive Officer and Director

Date: July 8, 2015	By:	/s/ Chunfeng Guan
Chunfeng Guan
Chief Financial Officer and Director