Form 10-K
period 2015-06-30
Apollo Acquisition Corp
filed 2015-10-14
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2015

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

Yes.     . No  X

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

Yes  X . No      .

As of October 13, 2015, the registrant has 998,275 ordinary shares, par value $0.000128 per share, issued and outstanding.

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

All references in this Annual Report to the “Company”, “Apollo”, “we”, “us” or “our” are to Apollo Acquisition Corporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own or rent any property. We utilize the office space and equipment of our officers and directors at no cost.

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

Holders

As of October 13, 2015, there were approximately 449 record holders of 998,275 ordinary shares.

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

Recent Sales of Unregistered Securities

All sales of unregistered securities made by us prior to the year ended June 30, 2015 have been previously reported in our Forms 10-Q and 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2015, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

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

Results of Operations

Year ended June 30, 2015, compared to Year Ended June 30, 2014

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through June 30, 2015. Total expenses for the year ended June 30, 2015 increased from $19,574 for the year ended June 30, 2014 to $165,766 for the year ended June 30, 2015. The primary reason for this increase was a increase in professional fees related to legal and auditing service.

Liquidity and Capital Resources

As of June 30, 2015, we have a cash balance of $6,000. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of June 5, 2015, the Board of Directors of Apollo Acquisition Corporation (the “Registrant” or "Company"), notified Anton & Chia, LLP ("Anton") that it was dismissing Anton as its independent registered public accounting firm, effective immediately.

The report of Anton on the financial statements of the Registrant for the fiscal year ended June 30, 2014 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2014 and through June 5, 2015, there have been no:

(i) disagreements with Anton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anton, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years; or

(ii) “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Contemporaneous with the resignation of Anton, the Board of Directors of the Registrant engaged Dave Banerjee CPA, a Professional Accountancy Corporation (“Banerjee”) as the Registrant's independent registered public accountant effective immediately.  In deciding to select Banerjee, the Audit Committee reviewed auditor independence issues and existing commercial relationships with Banerjee and concluded that Banerjee has no commercial relationship with the Company that would impair its independence for the fiscal year ended June 30, 2015.  During the Registrant's two most recent fiscal years and the subsequent interim period through June 5, 2015, the Registrant did not consult with Banerjee with respect to any of the matters or events listed in Regulation S-K Item 304(a)(2).

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of June 30, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting. In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2015.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position	Date of Election or Appointment
Jianguo Xu	46	President, Chief Executive Officer, Director	September 2, 2015

Yung Yeung	57	Chairman of the Board	May 17, 2013

Chunhua Huang(1)	50	Chief Investment Officer, Vice Chairman of the Board	May 17, 2013

Cliff Guan	52	Chief Financial Officer	May 29, 2015

Shuning Luo	32	Secretary	May 29, 2015

Zhengshan Li	44	Director	May 17, 2013

Xiao Chen	43	Director	May 17, 2013

(1) Chunhuan Huang was appointed Chief Investment Officer on May 29, 2015.

Business Experience

Jianguo Xu – Mr. Xu, 46, has been Vice President of Global Sourcing at Hybrid Kinetic Group since April 2010.  Prior to joining Hybrid Kinetic, from January 2007 until March 2010, Mr. Xu was Engineering Manager of Magna Closures Group, an operating division of Magna International, and, from March 2001 through December 2006, he was Magna’s Senior Design Engineer.  Magna International designs, develops and manufactures automotive systems, assemblies, modules and components, and engineers and assembles complete vehicles, primarily for sale to original equipment manufacturers of cars and light trucks in North America, Europe, Asia, South America and Africa. Mr. Xu holds a Bachelor Degree in Engineering from Huazhong University in China and a Master Degree of Science in Engineering from Shanghai Jiaotong University in China. Mr. Xu previously served as the Company’s Chief Executive Officer and Director from May 17, 2013 until May 29, 2015.

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

Cliff Guan – Mr. Guan, 52, is the founder and Managing Director of Oak Tree Financial Advisors LLC, a boutique consulting firm providing strategic financial and tax planning services to foreign investments into the United States starting from December 2011. Prior to that, Mr. Guan served as a Director and the China Practice Leader at Deloitte LLP based in the Los Angeles office. From September 2005 to September 2007, Mr. Guan served as the Tax Director at HCP, Inc., an S&P 500 company with US $20 billion market cap. From June 1998 to August 2005, Mr. Guan worked at Deloitte LLP and Arthur Anderson LLP, public accounting firms. Prior to his career in the U.S., Mr. Guan worked for one of the largest China state owned enterprises in Hong Kong and China for about nine years.  Mr. Guan has deep and broad knowledge and expertise with respect to investment strategy, finance, accounting, and taxation in the United States, China and Hong Kong. Mr. Guan’s work experience also includes real estate investment trusts, investment funds, and partnerships. Mr. Guan is specialized in international tax and business consulting for US inbound and outbound investments. He has participated in mergers and acquisitions with a cumulative value of approximately US $10 billion. Mr. Guan earned his Master of Business Taxation degree from Leventhal School of Accounting at University of Southern California in the United States. He also earned his Master of Economics and Bachelor of Computer Science degrees from Peking University in China.  Mr. Guan is a Certified Public Accountant (United States) and a member of California Society of CPA and American Institute of CPAs.

Shuning Luo – Mr. Luo, 32, holds a Bachelor’s Degree and a Master’s Degree from Tsinghua University, the PRC and a Master’s degree from the University of Southern California, in the United States.  Mr. Luo is currently the Secretary of Angstron Holdings Corporation, and a system analyst of Hybrid Kinetic Motors Corporation.

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

Family Relationships

We currently do not have any officers or directors of our company who are related to one another.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of June 30, 2015.

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

Summary Compensation Table

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Jianguo Xu(1)	2015	−	−	−	−	−	−	−	−
Chunhua Huang(2)	2015	−	−	−	−	−	−	−	−
Cliff Guan(3)	2015	−	−	−	−	−	−	−	−
Shuning Luo(3)	2015	−	−	−	−	−	−	−	−
Jiafu Wei(4)	2015	−	−	−	−	−	−	−	−

(1)

Jianguo Xu served as our Chief Executive Officer from May 17, 2013 until May 29, 2015, was appointed President on May 17, 2013, and was re-appointed Chief Executive Officer of September 2, 2015.

(2)

Chunhua Huang served as our Chief Financial Officer and Treasurer from June 14, 2013 until May 29, 2015 and was appointed Chief Investment Officer on May 29, 2015.

(3)

Cliff Guan was appointed Chief Financial Officer and Shuning Luo was appointed Secretary on May 29, 2015.

(4)

Jiafu Wei served as our Chief Executive Officer from May 29, 2015 until September 2, 2015.

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

The following table sets forth certain information as of the date hereof regarding the beneficial ownership of our ordinary shares by (i) each person who, to our knowledge, owns more than 5% of our ordinary shares, (ii) each of our directors and the persons who were included as our “Named Executive Officers” in the Summary Compensation Table of this Annual report on Form 10-K for the fiscal year ended June 30, 2015, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. Ordinary shares subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date of this report, we had 998,275 ordinary shares issued and outstanding.

Unless otherwise noted, the address for each of the persons listed below is: c/o Apollo Acquisition Corporation, 800 E. Colorado Blvd., Suite 888, Pasadena, CA 91101.

Ordinary Shares Beneficially Owned
Name and Address	Number	Percent
5% Stockholders:
American Compass, Inc.(1)	781,250	78.3%

Mid-Ocean Consulting Ltd.(2)	78,125	7.8%

Named Executive Officers and Directors:
Jianguo Xu, President, Chief Executive Officer, Director

Chunhua Huang, Chief Investment Officer and Vice Chairman of the Board	−	*

Yung Yeung, Chairman of the Board	−	*

Cliff Guan, Chief Financial Officer	−	*

Shuning Luo, Secretary	−	*

Zhengshan Li, Director	−	*

Xiao Chen, Director	−	*

Chuantao Wang, Former Vice Chairman of the Board	−	*

Tim Xia, Director	−	*

Junwen Hou, Former Director	−	*

Sijun He, Former Director	−	*

Xiaodong Yan, Former Director	−	*

All Current Executive Officers and Directors as a Group (7 persons)	−	*

*

Less than 1%

(1)

Jimmy Wang is the Chief Financial Officer of American Compass, Inc. and is deemed to have voting and investment control over these shares.

(2)

David Richardson is the owner and the President of Mid-Ocean Consulting Ltd. and is deemed to have voting and investment control over these shares.

Change in Control

On February 13, 2015, Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company (“Hybrid Kinetic”) sold 781,250 of the Company’s ordinary shares (the “Purchased Shares”) to American Compass, Inc., a California corporation (“ACI”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, for an aggregate purchase price of $781,250. As a result of such transaction, ACI is the beneficial owner of approximately 78.2% of the Company’s issued and outstanding ordinary shares. The source of funds used by ACI to purchase the Purchased Shares was working capital. ACI has not advised the Company of any plans to appoint new directors to the Company’s Board of Directors or to make any changes to the Company’s management and operations.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended June 30, 2015 and June 30, 2014 are set forth in the table below:

	2015		2014
Audit Fee(1)		$30,118.38		$3,250
Audit-Related Fees	$	−	$	−
Tax Fees	$	−	$	−
All Other Fees	$	−	$	−

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

APOLLO ACQUISITION CORPORATION

Dated: October 14, 2015	By:	/s/ Jianguo Xu
Jianguo Xu President, Chief Executive Officer, Director

Dated: October 14, 2015	By:	/s/ Cliff Guan
Cliff Guan Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jianguo Xu	President, Chief Executive Officer, Director	October 14, 2015
Jianguo Xu

/s/ Cliff Guan	Chief Financial Officer	October 14, 2015
Cliff Guan

/s/ Yung Yeung	Chairman of the Board	October 14, 2015
Yung Yeung

/s/ Chunhua Huang	Chief Investment Officer and Vice Chairman of the Board	October 14, 2015
Chunhua Huang

/s/ Shuning Luo	Secretary	October 14, 2015
Shuning Luo

/s/ Zhengshan Li	Director	October 14, 2015
Zhengshan Li

/s/ Xiao Chen	Director	October 14, 2015
Xiao Chen

Apollo Acquisition Corporation

Dave Banerjee CPA, an Accountancy Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Apollo Acquisition Corporation

Independent Auditors' Report

We have audited the accompanying balance sheet of **Apollo Acquisition Corporation** (the "Company") as of June 30, 2015 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the cumulative period from September 27, 2006 through June 30, 2014 were audited by other auditors, whose report, dated October 14, 2014, expressed an unqualified opinion on those financial statements. Our opinion, in so far as it relates to the period from September 27, 2006 through June 30, 2014, is based solely on the report of other auditors.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of Public Company Auditing Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

2

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of **Apollo Acquisition Corporation** as of June 30,2015 and the results of its operations and its cash flows for the year ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no revenue and income since inception and has accumulated deficit of $226,817 and a negative cash flow from operations amounting to $165,766 for the year ended June 30, 2015. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Dave Banerjee, CPA An Accountancy Corp.
Woodland Hills, California
October 13, 2015

3

Member AICPA, PCAOB. 21860 Burbank Blvd., Woodland Hills, CA 91367. 818.657.0288 www.DaveBanerjee.com

Apollo Acquisition Corporation

Balance Sheet

	June 30,		June 30,
	2015		2014
ASSETS
CURRENT ASSETS
Cash	$6,000	$	−
Total current assets	6,000		−

Total assets	$6,000	$	−

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$201,760		$45,056
Accrued expenses	7,070		7,070
Loan from ACI	15,000		−
Accrued interest	63		−
Total current liabilities	223,893		52,126

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, non-issued and outstanding	−		−
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of June 30, 2015 and June 30, 2014	128		128
Additional paid in capital	8,796		8,796
Accumulated deficit	(226,817)		(61,050)
Total stockholders’ deficit	(217,893)		(52,126)

Total liabilities and stockholders’ deficit	$6,000	$	−

The accompanying notes are an integral part of these financial statements

Apollo Acquisition Corporation

Statements of Operations

		For Year Ended		For Year Ended
		June 30, 2015		June 30, 2014

Revenues	$	−	$	−

Expenses
Formation, general and administrative expenses		165,766		19,574
Total operating expenses		(165,766)		(19,574)

Other income
Operation loss		(165,766)		(19,574)

Income tax expense		−		−

Net loss		$(165,766)		$(19,574)

Basic and diluted loss per share		$(0.17)		$(0.02)

Weighted average ordinary shares outstanding
- Basic and diluted		998,275		998,275

The accompanying notes are an integral part of these financial statements

Apollo Acquisition Corporation

Statements of Shareholders’ Deficit

	Preference Shares			Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares		Amount	Shares	Amount

Balance As of June 30, 2012	−	$	−	998,275	$128	$6,596	$(17,519)	$(10,795)

Shareholder contribution	−		−	−	−	2,200	−	2,200

Net Loss	−		−	−	−	−	(23,957)	(23,957)

Balance As of June 30, 2013	−		−	998,275	128	8,796	(41,476)	(32,552)

Net Loss	−		−	−	−	−	(19,574)	(19,574)

Balance As of June 30, 2014	−		−	998,275	128	8,796	(61,050)	(52,126)

Net Loss	−		−	−	−	−	(165,766)	(165,766)

20,000,000 shares issued at par value $0.000128 and share price $1.00	−		−	20,000,000	2,560	19,997,440	−	20,000,000

20,000,000 shares purchased back by the Company for $20,000,000	−		−	(20,000,000)	(2,560)	(19,997,440)	−	(20,000,000)

Balance As of June 30, 2015	−	$	−	998,275	$128	$8,796	$(226,817)	$(217,893)

The accompanying notes are an integral part of these financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

		For Year Ended		For Year Ended
		June 30, 2015		June 30, 2014
Cash flows from operating activities
Net profit (loss)		$(165,766)		$(16,109)
Changes in operating assets and liabilities
Accounts payable – related party		156,703		18,484
Accrued expenses		−		(2,375)
Accrued interest		63		−
Other intangible assets		(20,000,000)		−
Other intangible assets – transfer into wholly owned subsidiary (Apollo Technology Corp.)		20,000,000		−
Investment in Apollo Technology Corp.		(20,000,000)		−
Purchase back ordinary shares from Lianyungang Corporation with Apollo Technology Corp.		20,000,000		−
Net cash used in operating activities		(9,000)		−

Cash flows from financing activities
Loan from ACI		15,000		−
Proceeds from related party issuance of 20,000,000 ordinary shares ($0.000128 par value at $1.00 per share)		20,000,000		−
20,000,000 ordinary shares cancellation		(20,000,000)		−
Net cash provided by financing activities		15,000		−

Net increase (decrease) in cash		6,000		−

Cash and cash equivalents at beginning of the year		−		−

Cash and cash equivalents at end of the year		$6,000	$	−

Supplemental disclosures of cash flow information:
Interest paid	$	−	$	−
Income taxes paid	$	−	$	−

The accompanying notes are an integral part of these financial statements.

Apollo Acquisition Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

Note 1 - Organization, Business and Operations

On September 27, 2006, Apollo Acquisition Corporation (the “Company”) was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

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

On June 22, 2015, the Company established a wholly owned subsidiary, Apollo Technology Corporation, and transferred the $20,000,000 other intangible assets under this subsidiary. On June 26, 2015, Apollo Acquisition Corporation (the “Company”) entered into a Common Stock Exchange Agreement (the “Agreement”) with Lanyungang Corporation, a Cayman Islands Exempted Company (“Lanyungang”). Pursuant to the Agreement, the Company transferred, conveyed and assigned one hundred percent (100%) of its equity interest in Apollo Technology Corporation, a Cayman Islands Exempted Company, to Lanyungang (the “Apollo Technology Transfer”). In exchange for the Apollo Technology Transfer, Lanyungang transferred, conveyed and assigned its ninety-five and twenty-six one hundredths percent (95.26%) equity interest in the Company to the Company for cancellation.

Upon the closing of the transaction contemplated above, which took place on June 26, 2015 (the “Closing”), the Company redeemed shares of its common stock (“Shares”), which represented ninety-five and twenty-six one hundredths percent (95.26%) of the issued and outstanding Shares just prior to the Closing. American Compass Inc. (“American Compass”) now holds seventy-eight and three tenths percent (78.30%) of the Company’s issued and outstanding Shares.

American Compass has not advised the Company of any plans to appoint new directors to the Company’s Board of Directors or to make any changes to the Company’s management and operations.

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

The SPA and License Agreement were subsequently terminated in accordance with the terms and provisions thereof.

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

As of June 30, 2015 and June 30, 2014, there were no potentially dilutive ordinary shares outstanding.

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

As of June 30, 2015, the Company had no assets would require measurement on a recurring basis based on this guidance.

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of June 30, 2015 and 2014, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of June 30, 2015.

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

Note 4 – Related Party Transactions

During nine month ended June 30, 2015 and 2014, the company has incurred legal and auditing cost total of $165,766 and $19,574, respectively. These costs were paid by an affiliate company, ACI, Inc. As of June 30, 2015 and 2014, the company has a balance of $201,760 and $45,056 on Accounts Payable to ACI, respectively.

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

On June 26, 2015, Apollo Acquisition Corporation (the “Company”) entered into a Common Stock Exchange Agreement (the “Agreement”) with Lanyungang Corporation, a Cayman Islands Exempted Company (“Lanyungang”). Pursuant to the Agreement, the Company transferred, conveyed and assigned one hundred percent (100%) of its equity interest in Apollo Technology Corporation, a Cayman Islands Exempted Company, to Lanyungang (the “Apollo Technology Transfer”). In exchange for the Apollo Technology Transfer, Lanyungang transferred, conveyed and assigned its ninety-five and twenty-six one hundredths percent (95.26%) equity interest in the Company to the Company for cancellation.

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

The Company is authorized to issue 39,062,500 Ordinary Shares, par value of $0.000128 per share. As of June 30, 2015, there are 998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2015, there were no Preference Shares issued or outstanding.

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

On June 22, 2015, the Company transferred other intangible assets to a wholly owned subsidiary, Apollo Technology Corporation. On June 26, 2015, Apollo Acquisition Corporation (the “Company”) entered into a Common Stock Exchange Agreement (the “Agreement”) with Lanyungang Corporation, a Cayman Islands Exempted Company (“Lanyungang”). Pursuant to the Agreement, the Company transferred, conveyed and assigned one hundred percent (100%) of its equity interest in Apollo Technology Corporation, a Cayman Islands Exempted Company, to Lanyungang (the “Apollo Technology Transfer”). In exchange for the Apollo Technology Transfer, Lanyungang transferred, conveyed and assigned its ninety-five and twenty-six one hundredths percent (95.26%) equity interest in the Company to the Company for cancellation.

As June 30, 2015, the balance of other intangible assets is $0.

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

On June 5, 2015, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $5,000 (the “March Note”) in order to cover the Company’s operating expenses. The March Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of June 30, 2015, the balance of the Notes to ACI was $15,000. The total accrued interest was $63 and $0 for the quarter ended June 30, 2015 and 2014, respectively. The Notes are payable on demand and there is no maturity date. American Compass Inc. and Apollo Acquisition Corporation are related parties.

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

Note 9– Subsequent Event

On September 2, 2015, Jiafu Wei resigned as Chief Executive Officer (“CEO”) and director (“Director”) of the Company. Mr. Wei’s resignation as CEO and Director did not arise from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. As a result of Mr. Wei’s resignation as CEO and Director, he has relinquished his role as a director and “Principal Executive Officer” for Securities and Exchange Commission (“SEC”) reporting purposes.

Also on September 2, 2015, Jianguo Xu was appointed by unanimous written consent of the Company’s Board of Directors to serve as Director and CEO of the Company. For SEC reporting purpose, Mr. Xu will be a director of the Company and its Principal Executive Officer.

Mr. Xu, 46, has been Vice President of Global Sourcing at Hybrid Kinetic Group since April 2010. Prior to joining Hybrid Kinetic, from January 2007 until March 2010, Mr. Xu was Engineering Manager of Magna Closures Group, an operating division of Magna International, and, from March 2001 through December 2006, he was Magna’s Senior Design Engineer. Magna International designs, develops and manufactures automotive systems, assemblies, modules and components, and engineers and assembles complete vehicles, primarily for sale to original equipment manufacturers of cars and light trucks in North America, Europe, Asia, South America and Africa. Mr. Xu holds a Bachelor Degree in Engineering from Huazhong University in China and a Master Degree of Science in Engineering from Shanghai Jiaotong University in China.

There are no arrangements or understandings between Mr. Xu and any other person pursuant to which he was appointed as an officer or director of the Company. In addition, to our knowledge, there are no family relationships between Mr. Xu and any of the Company’s other officers or directors. Further, to our knowledge, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant, the amount involved exceeds $120,000, and in which Mr. Xu had, or will have, a direct or indirect material interest.

These financial statements were approved by management and available for issuance on September 15, 2015. Subsequent events have been evaluated through this date.

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