Form 10-Q
period 2015-09-30
Apollo Acquisition Corp
filed 2015-11-16
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015 the issuer has 998,275 ordinary shares, par value $.000128, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on October 14, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of September 30, 2015 (unaudited) and June 30, 2015	4

Condensed Statements of Operations for the three month periods ended September 30, 2015 and 2014 (unaudited)	5

Condensed Statements of Cash Flows for the three month periods ended September 30, 2015 and 2014 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-13

Apollo Acquisition Corporation

Condensed Balance Sheets

	September 30,	June 30,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$6,000	$6,000
Total current assets	6,000	6,000

TOTAL ASSETS	$6,000	$6,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$209,716	$201,760
Accrued expenses	7,070	7,070
Loan from ACI	15,000	15,000
Accrued interest	176	63
Total current liabilities	231,962	223,893

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding.	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 20,998,275 shares and 998,275 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively.	128	128
Additional paid in capital	8,796	8,796
Accumulated deficit	(234,885)	(226,817)
Total shareholders' deficit	(225,961)	(217,893)

Total liabilities and shareholders' deficit	$6,000	$6,000

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	September 30, 2015	September 30, 2014

Revenues	$-	$-

Expenses
Formation, general and administrative expenses	7,956	3,250
Total operating expenses	(7,956)	(3,250)

Other income and expense
Interest expense	(113)	-

Operation Loss	(7,956)	(3,250)

Income tax expense	-	-

Net loss	$(8,069)	$(3,250)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	September 30, 2015	September 30, 2014
Operating Activities
Net loss	$(8,069)	$(3,250)
Changes in operating assets and liabilities
Accounts payable – related party	7,956	3,250
Loan from related party - ACI	-	-
Accrued expenses	-	-
Accrued interest	113	-

Net cash used in operating activities	-	-

Financing Activities
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	-	-

Cash at beginning of the year	6,000	-

Cash at end of the year	$6,000	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation
Notes to the Condensed Financial Statements
September 30, 2015
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

The Shares constitute "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended, and may not be sold, pledged, or otherwise disposed of by the Purchaser without restriction under the Securities Act and state securities laws.

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

Effective as of September 2, 2015, Jiafu Wei resigned as CEO and Director of the Company.

Also effective as of September 2, 2015, Jianguo Xu was appointed as Director and CEO of the Company.

Apollo Acquisition Corporation
Notes to the Condensed Financial Statements
September 30, 2015
(Unaudited)

Effective as of October 31, 2015, Cliff Guan resigned as CFO of the Company.

Also effective as of October 31, 2015, Jianguo Xu was appointed CFO of the Company.

Effective as of November 6, 2015, Cliff Guan resigned as a Director of the Company.

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

On June 22, 2015, the Company established a wholly-owned subsidiary, Apollo Technology Corporation, and transferred the $20,000,000 other intangible assets under this subsidiary.  On June 26, 2015, the Company entered into a Common Stock Exchange Agreement (the “Exchange Agreement”) with Lianyungang Corporation, a Cayman Islands Exempted Company (“Lianyungang”).  Pursuant to the Exchange Agreement, the Company transferred, conveyed and assigned one hundred percent of its equity interest in Apollo Technology Corporation, a Cayman Islands Exempted Company, to Lianyungang (the “Apollo Technology Transfer”).  In exchange for the Apollo Technology Transfer, Lianyungang transferred, conveyed and assigned its ninety-five and twenty-six one-hundredths percent (95.26%) equity interest in the Company to the Company for cancellation.  Upon closing of the transaction contemplated above, which took place on June 26, 2015 (the “Exchange Closing Date”), the Company redeemed shares of its common stock, which represented ninety-five and twenty-six one-hundredths percent (95.26%) of the issued and outstanding shares of the Company’s common stock just prior to the Exchange Closing Date.  American Compass Inc. now holds seventy-eight and three tenths percent (78.3%) of the Company’s issued and outstanding shares of common stock.

American Compass has not advised the Company of any plans to appoint new directors to the Company’s Board of Directors or make any changes to the Company’s management and operations.

On March 23, 2015 (the "SPA Effective Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with HK Battery Technology, Inc., a Delaware corporation (the "Seller"), to purchase Ten Million shares of the Seller's common stock, par value of $0.001 per share (the "Shares"), at a per share price of $1.00.

On the SPA Effective Date, as consideration for the Shares, the Company entered into a Technology License Agreement with the Seller (the "License Agreement"). Under the terms of the License Agreement, the Company would have granted to the Seller an irrevocable exclusive right and license to, including the right to sublicense, certain inventions, technology, know-how, patents and other intellectual property rights regarding the production of materials for use in lithium batteries throughout the People's Republic of China. The License Agreement would have commenced on the Effective Date and continued for a term of twenty (20) years. The SPA and License Agreement were subsequently terminated in accordance with the terms and provisions thereof.

On November 6, 2015, American Compass, Inc., a California corporation, entered into a Stock Purchase Agreement with Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company (the “Buyer”), to sell to the Buyer 781,250 ordinary shares of stock of the Company for a purchase price of $1.00 per share (the “Stock Purchase”).  The Stock Purchase is a private transaction exempt from registration under the Securities Act of 1933, as amended.  Upon the closing of the Stock Purchase, the Buyer will be the beneficial owner of approximately 78.3% of the Company’s issued and outstanding shares of common stock.

The Buyer has not advised the Company of any plans to appoint new directors to the Company’s Board of Directors or to make any changes to the Company’s management or operations.

As of September 30, 2015, the Company had not yet commenced operations. All activity from September 27, 2006 ("Date of Inception") through September 2015 relates to the Company's formation. The Company selected June 30 as its fiscal year-end.

Apollo Acquisition Corporation
Notes to the Condensed Financial Statements
September 30, 2015
(Unaudited)

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. These condensed financial statements should be read in conjunction with our audited financial statements included in our Form 10-K for the year ended June 30, 2015, filed with the Securities and Exchange Commission on October 14, 2015.

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

As of September 30, 2015 & June 30, 2015, there were no potentially dilutive ordinary shares outstanding.

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

Apollo Acquisition Corporation
Notes to the Condensed Financial Statements
September 30, 2015
(Unaudited)

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

As of September 30, 2015, the Company had no intangible assets that would require measurement on a recurring basis based on this guidance.

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of September 30, 2015 and September 30, 2014, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of September 30, 2015.

Apollo Acquisition Corporation
Notes to the Condensed Financial Statements
September 30, 2015
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

Note 4 — Related Party Transactions

During the three months ended September 30, 2015 and 2014, the company has incurred total legal and auditing costs of $7,956 and $3,250, respectively. These costs were paid by an affiliate company, ACI, Inc. As of September 30, 2015 and June 30, 2015, the company has a balance of $209,716 and $201,760 on Accounts Payable to ACI, respectively.

Apollo Acquisition Corporation
Notes to the Condensed Financial Statements
September 30, 2015
(Unaudited)

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

On June 26, 2015, the Company entered into a Common Stock Exchange Agreement (the “Exchange Agreement”) with Lianyungang Corporation, a Cayman Islands Exempted Company (“Lianyungang”).  Pursuant to the Exchange Agreement, the Company transferred, conveyed and assigned one hundred percent (100%) of its equity interest in Apollo Technology Corporation, a Cayman Islands Exempted Company, to Lianyungang (the “Apollo Technology Transfer”).  In exchange for the Apollo Technology Transfer, Lianyungang transferred, conveyed and assigned its ninety-five and twenty-six one hundredths percent (95.26%) equity interest in the Company to the Company for cancellation.

The Company is authorized to issue 39,062,500 Ordinary Shares, par value of $0.000128 per share. As of September 30, 2015, there are 998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2015, there were no Preference Shares issued or outstanding.

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

On June 22, 2015, the Company transferred other intangible assets to a wholly-owned subsidiary, Apollo Technology Corporation. On June 26, 2015, the Company entered into a Common Stock Exchange Agreement (the “Exchange Agreement”) with Lianyungang Corporation, a Cayman Islands Exempted Company (“Lianyungang”).  Pursuant to the Exchange Agreement, the Company transferred, conveyed and assigned one hundred percent (100%) of its equity interest in Apollo Technology Corporation, a Cayman Islands Exempted Company, to Lianyungang (the “Apollo Technology Transfer”).  In exchange for the Apollo Technology Transfer, Lianyungang transferred, conveyed and assigned its ninety-five and twenty-six one hundredths percent (95.26%) equity interest in the Company to the Company for cancellation.

As of September 30, 2015 and 2014, the balance of other intangible assets was $0.

Apollo Acquisition Corporation
Notes to the Condensed Financial Statements
September 30, 2015
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

On June 5, 2015, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $10,000 (the “June Note” and, together with the March Note, the “Notes”) in order to cover the Company’s operating expenses.  The June Note provides for interest of three percent (3%) per annum and is due upon demand from ACI.  The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of September 30, 2015, the balance of the Notes to ACI was $15,000. The total accrued interest was $176 and $0 for the quarter ended September 30, 2015 and 2014, respectively. The Notes are payable on demand and there is no maturity date. ACI and the Company are related parties.

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

On November 6, 2015, American Compass, Inc., a California corporation, entered into a Stock Purchase Agreement with Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company (the “Buyer”), to sell to the Buyer 781,250 ordinary shares of stock of the Company for a purchase price of $1.00 per share.  Upon the closing of the Stock Purchase, the Buyer will be the beneficial owner of approximately 78.3% of the Company’s issued and outstanding shares of common stock.

Note 9 — Subsequent Events

These financial statements were approved by management and available for issuance on November 9, 2015.  Subsequent events have been evaluated through this date.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the condensed financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC.

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

On November 6, 2015, American Compass, Inc., a California corporation, entered into a Stock Purchase Agreement with Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company (the “Buyer”), to sell to the Buyer 781,250 ordinary shares of stock of the Company for a purchase price of $1.00 per share (the “Stock Purchase”).  The Stock Purchase is a private transaction exempt from registration under the Securities Act of 1933, as amended.  Upon the closing of the Stock Purchase, the Buyer will be the beneficial owner of approximately 78.3% of the Company’s issued and outstanding shares of common stock.

The Buyer has not advised the Company of any plans to appoint new directors to the Company’s Board of Directors or to make any changes to the Company’s management or operations

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 and Three Months Ended September 30, 2014

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $7,956 and $3,250 for the three months ended September 30, 2015 and 2014, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended September 30, 2015 and 2014 were $7,956 and $3,250, respectively. The increase in net loss is primarily attributable to an increase in general and administrative expenses.

We have generated no revenues and our net operating loss from inception through September 30, 2015 was $234,885.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we did not maintain a cash balance and must rely on our shareholders to fund the business operations. The Company is actively pursuing merger opportunities as described in the "Overview" Section of Management's Discussion and Analysis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended September 30, 2015.

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

APOLLO ACQUISITION CORPORATION

Date: November 16, 2015	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer and Director

Date: November 16, 2015	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Financial Officer and Director