Form 10-Q
period 2015-12-31
Apollo Acquisition Corp
filed 2016-02-16
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 2, 2016 the issuer has 998,275 ordinary shares, par value $.000128, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of December 31, 2015 (unaudited) and June 30, 2015	4

Condensed Statements of Operations for the three month periods ended December 31, 2015 and 2014 (unaudited) and the six month periods ended December 31, 2015 and 2014 (unaudited)	5

Condensed Statements of Cash Flows for the six month periods ended December 31, 2015 and 2014 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-12

Apollo Acquisition Corporation

Condensed Balance Sheets

	December 31,		June 30,
	2015		2015
	(Unaudited)		(Audited)
ASSETS
CURRENT ASSETS
Cash	$19,470		$6,000
Total current assets	19,470		6,000

TOTAL ASSETS	$19,470		$6,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$478	$
Accounts payable - related party	217,011		201,760
Accrued expenses	7,070		7,070
Loan from ACI	35,000		15,000
Accrued interest	358		63
Total current liabilities	259,917		223,893

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding.	-		-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 20,998,275 shares and 998,275 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively.	128		128
Additional paid in capital	8,796		8,796
Accumulated deficit	(249,371)		(226,817)
Total shareholders' deficit	(240,447)		(217,893)

Total liabilities and shareholders' deficit	$19,470		$6,000

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Revenues	$-	$-	$-	$-

Expenses
Formation, general and administrative expenses	14,303	11,250	22,259	14,500
Total operating expenses	(14,303)	(11,250)	(22,259)	(14,500)

Other income and expense
Interest expense	(183)	-	(295)	-

Operation Loss	(14,303)	(11,250)	(22,259)	(14,500)

Income tax expense	-	-	-	-

Net loss	$(14,485)	$(11,250)	$(22,554)	$(14,500)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275	998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	December 31, 2015	December 31, 2014
Operating Activities
Net loss	$(22,554)	$(14,500)
Changes in operating assets and liabilities
Accounts payable – related party	15,251	14,500
Loan from related party - ACI	2,000	-
Accounts payable	478
Accrued expenses	295	-
Net cash used in operating activities	13,470	-

Financing Activities
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	-	-

Cash at beginning of the period	6,000	-

Cash at end of the period	$19,470	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

December 31, 2015

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

On February 13, 2015, Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company ("Hybrid Kinetic") sold 781,250 ordinary shares, par value of $0.000128 per share (the "Purchased Shares") of the Company to American Compass, Inc., a California corporation ("ACI"), in a private transaction exempt from registration under the Securities Act of 1933, as amended, for an aggregate purchase price of $781,250.

As a result of such transaction, ACI was the beneficial owner of approximately 78.3% of the Company's issued and outstanding ordinary shares.

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

Effective as of September 2, 2015, Jiafu Wei resigned as CEO and Director the “Company.

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

On June 22, 2015, the Company established a wholly-owned subsidiary, Apollo Technology Corporation, and transferred the $20,000,000 other intangible assets under this subsidiary.  On June 26, 2015, the Company entered into a Common Stock Exchange Agreement (the “Exchange Agreement”) with Lianyungang Corporation, a Cayman Islands Exempted Company (“Lianyungang”).  Pursuant to the Exchange Agreement, the Company transferred, conveyed and assigned one hundred percent of its equity interest in Apollo Technology Corporation, a Cayman Islands Exempted Company, to Lianyungang (the “Apollo Technology Transfer”).  In exchange for the Apollo Technology Transfer, Lianyungang transferred, conveyed and assigned its ninety-five and twenty-six one-hundredths percent (95.26%) equity interest in the Company to the Company for cancellation.  Upon closing of the transaction, which took place on June 26, 2015 (the “Exchange Closing Date”), the Company redeemed its ordinary shares, which represented 95.26% of the issued and outstanding ordinary shares just prior to the Exchange Closing Date.  As a result, American Compass Inc. owned 78.3% of the Company’s issued and outstanding ordinary shares.

American Compass has not advised the Company of any plans to appoint new directors to the Company’s Board of Directors or make any changes to the Company’s management and operations.

On March 23, 2015 (the "SPA Effective Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with HK Battery Technology, Inc., a Delaware corporation (the "Seller"), to purchase Ten Million shares of the Seller's common stock, par value of $0.001 per share (the "Shares"), at a per share price of $1.00. On June 26, 2015, the parties terminated the SPA.

On November 6, 2015, American Compass, Inc., a California corporation, entered into a Stock Purchase Agreement with Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company (the “Buyer”), to sell to the Buyer 781,250 ordinary shares of stock of the Company at a purchase price of $1.00 per share (the “Stock Purchase”).  The Stock Purchase is a private transaction exempt from registration under the Securities Act of 1933, as amended.  Upon the closing of the Stock Purchase, the Buyer will be the beneficial owner of approximately 78.3% of the Company’s issued and outstanding ordinary shares.

The Buyer has not advised the Company of any plans to appoint new directors to the Company’s Board of Directors or to make any changes to the Company’s management or operations.

As of December 31, 2015, the Company had not yet commenced operations. All activity from September 27, 2006 ("Date of Inception") through September 2015 relates to the Company's formation. The Company selected June 30 as its fiscal year-end.

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

As of December 31, 2015 & June 30, 2015, there were no potentially dilutive ordinary shares outstanding.

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

As of December 31, 2015, the Company had no intangible assets that would require measurement on a recurring basis based on this guidance.

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of December 31, 2015 and December 31, 2014, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of December 31, 2015.

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

Note 4 — Related Party Transactions

During the six months ended December 31 30, 2015 and 2014, the company has incurred total legal and auditing costs of $15,251 and $14,500, respectively. These costs were paid by an affiliate company, ACI, Inc. As of December 31, 2015 and June 30, 2015, the company has a balance of $217,011 and $201,760 on Accounts Payable to ACI, respectively.

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

The Company is authorized to issue 39,062,500 Ordinary Shares, par value of $0.000128 per share. As of December 31, 2015, there are 998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2015, there were no Preference Shares issued or outstanding.

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

As of December 31, 2015 and 2014, the balance of other intangible assets was $0.

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

On June 5, 2015, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of 10,000 (the “June Note”) in order to cover the Company’s operating expenses.  The June Note provides for interest of three percent (3%) per annum and is due upon demand from ACI.  The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On November 18, 2015, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of 20,000 (the “November Note” and, together with the March Note and June Note, the “Notes”) in order to cover the Company’s operating expenses. The November Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds from the Notes to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of December 31, 2015, the balance of the Notes to ACI was $35,000. The total accrued interest was $358 and $0 for the quarter ended December 31, 2015 and 2014, respectively. The Notes are payable on demand and there is no maturity date. ACI and the Company are related parties.

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

On March 23, 2015 (the "Effective Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with HK Battery Technology, Inc., a Delaware corporation (the "Seller"), to purchase Ten Million shares of the Seller's common stock, par value of $0.001 per share (the "SPA Shares"), at a per share price of $1.00. On June 26, 2015, the parties terminated the SPA.

On November 6, 2015, American Compass, Inc., a California corporation, entered into a Stock Purchase Agreement with Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company (the “Buyer”), to sell to the Buyer 781,250 ordinary shares of stock of the Company for a purchase price of $1.00 per share (the “Stock Purchase”).  Upon the closing of the Stock Purchase, the Buyer will be the beneficial owner of approximately 78.3% of the Company’s issued and outstanding ordinary shares.

Note 9 — Subsequent Events

These financial statements were approved by management and available for issuance on [DATE].  Subsequent events have been evaluated through this date.

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

Change of Control

On February 13, 2015, Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company ("Hybrid Kinetic") sold 781,250 ordinary shares, par value of $0.000128 per share (the "Purchased Shares") of the Company to American Compass, Inc., a California corporation ("ACI"), in a private transaction exempt from registration under the Securities Act of 1933, as amended, for an aggregate purchase price of $781,250. As a result of such transaction, ACI was the beneficial owner of approximately 78.3% of the Company's issued and outstanding ordinary shares.

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the "Agreement") with Lianyungang 11K New Energy Vehicle System Integration Corporation, a company organized under the laws of the People's Republic of China (the "Investor"), for gross proceeds equal to an aggregate of $20,000,000 in exchange for the issuance of 20,000,000 ordinary shares of the Company, par value of $0.000128 per share (the "Shares"), at a per share price of $1.00.  On March 17, 2015, the Company received gross proceeds of $20,000,000 from the Investor and the Company issued the Shares to the Investor. The Shares constitute "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended, and may not be sold, pledged, or otherwise disposed of by the Purchaser without restriction under the Securities Act and state securities laws.

On June 22, 2015, the Company established a wholly-owned subsidiary, Apollo Technology Corporation, and transferred the $20,000,000 other intangible assets under this subsidiary.  On June 26, 2015, the Company entered into a Common Stock Exchange Agreement (the “Exchange Agreement”) with Lianyungang Corporation, a Cayman Islands Exempted Company (“Lianyungang”).  Pursuant to the Exchange Agreement, the Company transferred, conveyed and assigned one hundred percent of its equity interest in Apollo Technology Corporation, a Cayman Islands Exempted Company, to Lianyungang (the “Apollo Technology Transfer”).  In exchange for the Apollo Technology Transfer, Lianyungang transferred, conveyed and assigned its ninety-five and twenty-six one-hundredths percent (95.26%) equity interest in the Company to the Company for cancellation.  Upon closing of the transaction, which took place on June 26, 2015 (the “Exchange Closing Date”), the Company redeemed its ordinary shares, which represented 95.26% of the issued and outstanding ordinary shares just prior to the Exchange Closing Date.  As a result, American Compass Inc. owned 78.3% of the Company’s issued and outstanding ordinary shares.

On March 23, 2015 (the "SPA Effective Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with HK Battery Technology, Inc., a Delaware corporation (the "Seller"), to purchase Ten Million shares of the Seller's common stock, par value of $0.001 per share (the "Shares"), at a per share price of $1.00. On June 26, 2015, the parties terminated the SPA.

On November 6, 2015, American Compass, Inc., a California corporation, entered into a Stock Purchase Agreement with Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company (the “Buyer”), to sell to the Buyer 781,250 ordinary shares of stock of the Company at a purchase price of $1.00 per share (the “Stock Purchase”).  The Stock Purchase is a private transaction exempt from registration under the Securities Act of 1933, as amended.  Upon the closing of the Stock Purchase, the Buyer will be the beneficial owner of approximately 78.3% of the Company’s issued and outstanding ordinary shares.

The Buyer has not advised the Company of any plans to appoint new directors to the Company’s Board of Directors or to make any changes to the Company’s management or operations.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2015 and Three Months Ended December 31, 2014

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $14,303 and $11,250 for the three months ended December 31, 2015 and 2014, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended December 31, 2015 and 2014 were $14,485 and $11,250, respectively. The increase in net loss is primarily attributable to an increase in general and administrative expenses.

We have generated no revenues and our net operating loss from inception through December 31, 2015 was $249,371.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we did not maintain a cash balance and must rely on our shareholders to fund the business operations. The Company is actively pursuing merger opportunities as described in the "Overview" Section of Management's Discussion and Analysis.

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

Changes in Internal Control over Financial Reporting

Except as specifically described in Note 1, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On November 6, 2015, the Company entered into an agreement to sell to American Compass, Inc. 78.3% of the Company's common equity as described in Note 1 — Organization, Business and Operations activities. Our Chief Executive and Financial Officer does not believe this will result in any material changes to our processes or procedures that will affect our internal control over financial reporting.

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

We did not sell any unregistered securities during the six month period ended December 31, 2015.

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

APOLLO ACQUISITION CORPORATION

Date: February 16, 2016	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer and Director

Date: February 16, 2016	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Financial Officer and Director