Form 10-Q
period 2016-03-31
Apollo Acquisition Corp
filed 2016-05-16
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016 the issuer has 998,275 ordinary shares, par value $.000128, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of March 31, 2016 (unaudited) and June 30, 2015	4

Condensed Statements of Operations for the three month periods ended March 31, 2016 and 2015 (unaudited) and the nine month periods ended March 31, 2016 and 2015 (unaudited)	5

Condensed Statements of Cash Flows for the nine month periods ended March 31, 2016 and 2015 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-12

Apollo Acquisition Corporation

Condensed Balance Sheets

	March 31,		June 30,
	2016		2015
	(Unaudited)		(Audited)
ASSETS
CURRENT ASSETS
Cash	$18,977		$6,000
Total current assets	18,977		6,000

TOTAL ASSETS	$18,977		$6,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$-	$
Accounts payable - related party	217,011		201,760
Accrued expenses	7,070		7,070
Loan from ACI	35,000		15,000
Accrued interest	621		63
Total current liabilities	259,702		223,893

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding.	-		-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 20,998,275 shares and 998,275 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively.	128		128
Additional paid in capital	8,796		8,796
Accumulated deficit	(249,648)		(226,817)
Total shareholders' deficit	(240,724)		(217,893)

Total liabilities and shareholders' deficit	$18,977		$6,000

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Revenues	$-	$-	$-	$-

Expenses
Formation, general and administrative expenses	15	42,644	22,274	57,144
Total operating expenses	(15)	(42,644)	(22,274)	(57,144)

Other income and expense
Interest expense	(263)	-	(558)	-

Operation Loss	(15)	(42,644)	(22,274)	(57,144)

Income tax expense	-	-	-	-

Net loss	$(278)	$(42,644)	$(22,831)	$(57,144)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.06)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275	998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	March 31, 2016	March 31, 2015
Operating Activities
Net loss	$(22,831)	$(57,144)
Changes in operating assets and liabilities
Accounts payable – related party	15,251	56,908
Accrued interest	558	5
Other intangible assets	-	(20,000,000)
Loan from related party - ACI	20,000	-
Accounts payable	-	-
Accrued expenses	-	-
Net cash used in operating activities	12,977	(20,000,231)

Financing Activities
Loan from ACI	-	5,000
Proceeds from related party issuance of 20,000 shares of common stock ($0.000128 part at $1.00 per share)	-	20,000,000
Net cash provided by financing activities	-	20,005,000

Net increase (decrease) in cash	12,977	4,769

Cash at beginning of the period	6,000	-

Cash at end of the period	$18,977	$4,769

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

March 31, 2016

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

As of March 31, 2016, the Company had not yet commenced operations. All activity from September 27, 2006 ("Date of Inception") through March 2016 relates to the Company's formation. The Company selected June 30 as its fiscal year-end.

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

As of March 31, 2016 and June 30, 2015, there were no potentially dilutive ordinary shares outstanding.

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

As of March 31, 2016, the Company had no intangible assets that would require measurement on a recurring basis based on this guidance.

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of March 31, 2016 and March 31, 2015, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of March 31, 2016.

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

Note 4 — Related Party Transactions

During the nine months ended March 31, 2016 and 2015, the company has incurred total legal and auditing costs of $15,251 and $10,500, respectively. These costs were paid by an affiliate company, ACI, Inc. As of March 31, 2016 and June 30, 2015, the company has a balance of $217,011 and $201,760 on Accounts Payable to ACI, respectively.

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

The Company is authorized to issue 39,062,500 Ordinary Shares, par value of $0.000128 per share. As of March 31, 2016, there are 998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2016, there were no Preference Shares issued or outstanding.

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

As of March 31, 2016 and 2015, the balance of other intangible assets was $0.

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

As of March 31, 2016, the balance of the Notes to ACI was $35,000. The total accrued interest was $621 and $63 for the quarter ended March 31, 2016 and 2015, respectively. The Notes are payable on demand and there is no maturity date. ACI and the Company are related parties.

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

Note 9 — Subsequent Events

These financial statements were approved by management and available for issuance on May 16, 2016.  Subsequent events have been evaluated through this date.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 and Three Months Ended March 31, 2015

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $15 and $42,644 for the three months ended March 31, 2016 and 2015, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended March 31, 2016 and 2015 were $278 and $42,644, respectively. The increase in net loss is primarily attributable to an increase in interest expenses.

We have generated no revenues and our net operating loss from inception through March 31, 2016 was $249,648.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had a cash balance of $18,977. The Company is actively pursuing merger opportunities as described in the "Overview" Section of Management's Discussion and Analysis.

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

We did not sell any unregistered securities during the nine month period ended March 31, 2016.

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

APOLLO ACQUISITION CORPORATION

Date: May 16, 2016	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer and Director

Date: May 16, 2016	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Financial Officer and Director