Form 10-Q/A
period 2016-03-31
Apollo Acquisition Corp
filed 2016-06-20
CIK 1505367

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

As of June 9, 2016 the issuer has 998,275 ordinary shares, par value $.000128, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q of Apollo Acquisition Corporation for the quarter ended March 31, 2016 (the “Report”) is being filed solely to furnish Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE to the Report.  There are no other changes to the Report.

This Amendment No. 1 does not reflect events occurring after May 16, 2016, the date on which the Report was originally filed, or modify or update any disclosures that may have been affected by subsequent events.

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

APOLLO ACQUISITION CORPORATION

Date: June 20, 2016	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer and Director

Date: June 20, 2016	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Financial Officer and Director