Form 10-K
period 2016-06-30
Apollo Acquisition Corp
filed 2016-09-27
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

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

Yes  X . No      .

As of September 26, 2016, the registrant has 998,275 ordinary shares, par value $0.000128 per share, issued and outstanding.

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

Plan of Operation

We have not engaged in any business activities that generate revenue. Our activities to date have been primarily focused upon raising capital. We have conducted private offerings of our ordinary shares, the proceeds of which we use for payment of costs associated with accounting and auditing fees, legal fees, identifying acquisition targets and completing necessary due diligence. In addition, we incur costs related to filing periodic reports with the Securities and Exchange Commission. We believe we will be able to meet these costs for at least the next 12 months by obtaining loans from our shareholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Forms of Acquisition

The structure of a potential business combination, either through an acquisition or a merger, will depend upon a number of factors, including the nature of the target entity’s ownership structure, its business structure and the relative negotiating strengths of the parties to the transaction. It is our intention to structure a business combination so that the consideration we offer the owners of the target company consists primarily of ordinary shares. Such a structure provides the benefit of conserving our capital, but has the potential drawback of resulting in our current shareholders no longer having control of a majority of our voting ordinary shares following such a transaction.

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

However, certain disadvantages accompany incorporation in the Cayman Islands. These disadvantages include:

•

a less developed body of securities laws as compared to the United States and significantly less protection to investors; and

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

ITEM 3. LEGAL PROCEEDINGS

We know of no material active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

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

Holders

As of September 26, 2016, there were approximately 449 record holders of 998,275 ordinary shares.

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended June 30, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2016, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

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

Plan of Operation

We have not engaged in any business activities that generate revenue. Our activities to date have been primarily focused upon raising capital. We have conducted private offerings of our ordinary shares, the proceeds of which we intend to use for payment of costs associated with accounting and auditing fees, legal fees, identifying acquisition targets and completing necessary due diligence. In addition, we incur costs related to filing periodic reports with the Securities and Exchange Commission. We believe we will be able to meet these costs for at least the next 12 months by obtaining loans from our shareholders, management or other investors.

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

Results of Operations

Year ended June 30, 2016, compared to Year Ended June 30, 2015

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through June 30, 2016. Total expenses for the year ended June 30, 2016 decreased from $165,766 for the year ended June 30, 2015 to $26,844 for the year ended June 30, 2016. The primary reason for this decrease was a decrease in professional fees related to legal and auditing service.

Liquidity and Capital Resources

As of June 30, 2016, we have a cash balance of $11,477. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of June 30, 2016, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting. In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2016.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position	Date of Election or Appointment
Jianguo Xu	47	President, Chief Executive Officer, Chief Financial Officer Director	September 2, 2015

Yung Yeung	58	Chairman of the Board	May 17, 2013

Chunhua Huang(1)	51	Chief Investment Officer, Vice Chairman of the Board	May 17, 2013

Shuning Luo	33	Secretary	May 29, 2015

Zhengshan Li	45	Director	May 17, 2013

Xiao Chen	44	Director	May 17, 2013

(1) Chunhuan Huang was appointed Chief Investment Officer on May 29, 2015.

Business Experience

Jianguo Xu – Mr. Xu has been Vice President of Global Sourcing at Hybrid Kinetic Group since April 2010.  Prior to joining Hybrid Kinetic, from January 2007 until March 2010, Mr. Xu was Engineering Manager of Magna Closures Group, an operating division of Magna International, and, from March 2001 through December 2006, he was Magna’s Senior Design Engineer.  Magna International designs, develops and manufactures automotive systems, assemblies, modules and components, and engineers and assembles complete vehicles, primarily for sale to original equipment manufacturers of cars and light trucks in North America, Europe, Asia, South America and Africa. Mr. Xu holds a Bachelor Degree in Engineering from Huazhong University in China and a Master Degree of Science in Engineering from Shanghai Jiaotong University in China. Mr. Xu previously served as the Company’s Chief Executive Officer and Director from May 17, 2013 until May 29, 2015.

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

Shuning Luo – Mr. Luo holds a Bachelor’s Degree and a Master’s Degree from Tsinghua University, the PRC and a Master’s degree from the University of Southern California, in the United States.  Mr. Luo is currently the Secretary of Angstron Holdings Corporation, and a system analyst of Hybrid Kinetic Motors Corporation.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of June 30, 2016.

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

Summary Compensation Table

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Jianguo Xu(1)	2016	−	−	−	−	−	−	−	−
Chunhua Huang(2)	2016	−	−	−	−	−	−	−	−
Shuning Luo(3)	2016	−	−	−	−	−	−	−	−
Cliff Guan(4)	2016	−	−	−	−	−	−	−	−
Jiafu Wei(5)	2016	−	−	−	−	−	−	−	−

(1)

Jianguo Xu served as our Chief Executive Officer from May 17, 2013 until May 29, 2015, was appointed President on May 17, 2013, and was re-appointed Chief Executive Officer of September 2, 2015. Mr. Xu was appointed Chief Financial Officer on October 31, 2015.

(2)

Chunhua Huang served as our Chief Financial Officer and Treasurer from June 14, 2013 until May 29, 2015 and was appointed Chief Investment Officer on May 29, 2015.

(3)

Shuning Luo was appointed Secretary on May 29, 2015.

(4)

Cliff Guan served as our Chief Financial Officer from May 29, 2015 until October 31, 2015.

(5)

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

The following table sets forth certain information as of the date hereof regarding the beneficial ownership of our ordinary shares by (i) each person who, to our knowledge, owns more than 5% of our ordinary shares, (ii) each of our directors and the persons who were included as our “Named Executive Officers” in the Summary Compensation Table of this Annual report on Form 10-K for the fiscal year ended June 30, 2016, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. Ordinary shares subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date of this report, we had 998,275 ordinary shares issued and outstanding.

Unless otherwise noted, the address for each of the persons listed below is: c/o Apollo Acquisition Corporation, 800 E. Colorado Blvd., Suite 888, Pasadena, CA 91101.

Ordinary Shares Beneficially Owned
Name and Address	Number	Percent
5% Stockholders:
Hybrid Kinetic Automotive Holdings, LLC(1)	781,250	78.3%

Mid-Ocean Consulting Ltd.(2)	78,125	7.8%

Named Executive Officers and Directors:
Jianguo Xu, President, Chief Executive Officer, Director

Chunhua Huang, Chief Investment Officer and Vice Chairman of the Board	−	*

Yung Yeung, Chairman of the Board	−	*

Shuning Luo, Secretary	−	*

Zhengshan Li, Director	−	*

Xiao Chen, Director	−	*

All Current Executive Officers and Directors as a Group (6 persons)	−	*

*

Less than 1%

(1)

Commonwealth Investments LLC is the Manager of Hybrid Kinetic Automotive Holdings, LLC. Jimmy Wang is the Manager of Commonwealth Investments, LLC and is deemed to have voting and investment control over these shares.

(2)

David Richardson is the owner and the President of Mid-Ocean Consulting Ltd. and is deemed to have voting and investment control over these shares.

Change in Control

On November 6, 2015, American Compass, Inc., a California corporation (the “Seller”), entered into a Stock Purchase Agreement with Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company (the “Buyer”), pursuant to which the Seller sold to the Buyer 781,250 ordinary shares of stock (“Ordinary Shares”) of the Company for a purchase price of $1.00 per Ordinary Share (the “Stock Purchase”).  The Stock Purchase is a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”).

Upon the closing of the Stock Purchase, the Buyer became the beneficial owner of approximately 78.3% of the Company’s issued and outstanding Ordinary Shares.  The Ordinary Shares constitute “restricted securities” within the meaning of Rule 144 of the Act and may not be sold, pledged, or otherwise disposed of by the Buyer without restriction under the Act and applicable state securities laws.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended June 30, 2016 and June 30, 2015 are set forth in the table below:

	2016		2015
Audit Fee(1)		$6,500		$30,118.38
Audit-Related Fees	$	−	$	−
Tax Fees	$	−	$	−
All Other Fees	$	−	$	−

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

APOLLO ACQUISITION CORPORATION

Dated: September 26, 2016	By:	/s/ Jianguo Xu
Jianguo Xu President, Chief Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

*	President, Chief Executive Officer, Chief Financial Officer, Director	September 26, 2016
Jianguo Xu

*	Chairman of the Board	September 26, 2016
Yung Yeung

*	Chief Investment Officer and Vice Chairman of the Board	September 26, 2016
Chunhua Huang

*	Secretary	September 26, 2016
Shuning Luo

*	Director	September 26, 2016
Zhengshan Li

*	Director	September 26, 2016
Xiao Chen

* Jianguo Xu, by signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant above whose typed names appear, pursuant to powers of the attorney executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Jianguo Xu

Jianguo Xu, Attorney-in-Fact

Apollo Acquisition Corporation

Dave Banerjee CPA, an Accountancy Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Apollo Acquisition Corporation

We have audited the balance sheet of Apollo Acquisition Corporation as of June 30, 2016, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In planning and performing our audit of the consolidated financial statements of Apollo Acquisition Corporation as of and for the year ended June 30, 2016, in accordance with auditing standards generally accepted in the United States of America, we considered the Company's internal control over financial reporting (internal control) as a basis for designing our auditing procedures for the purpose of expressing our opinion on the financial statements, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we do not express an opinion on the effectiveness of the Company's internal control.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock and advances from related parties. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apollo Acquisition Corporation as of June 30, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Dave Banerjee CPA, an Accountancy Corporation

Woodland Hills, CA September 07, 2016

Apollo Acquisition Corporation

Balance Sheet

	June 30,	June 30,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$11,477	$6,000
Total current assets	11,477	6,000

Total assets	$11,477	$6,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$213,261	$201,760
Accrued expenses	7,070	7,070
Loan from ACI	35,000	15,000
Accrued interest	883	63
Total current liabilities	256,214	223,893

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, non-issued and outstanding	−	−
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of June 30, 2016 and June 30, 2015	128	128
Additional paid in capital	8,796	8,796
Accumulated deficit	(253,661)	(226,817)
Total stockholders’ deficit	(244,737)	(217,893)

Total liabilities and stockholders’ deficit	$11,477	$6,000

The accompanying notes are an integral part of these financial statements

Apollo Acquisition Corporation

Statements of Operations

		For Year Ended		For Year Ended
		June 30, 2016		June 30, 2015

Revenues	$	−	$	−

Expenses
Formation, general and administrative expenses		26,844		165,766
Total operating expenses		(26,844)		(165,766)

Other income
Operation loss		(26,844)		(165,766)

Income tax expense		−		−

Net loss		$(26,844)		$(165,766)

Basic and diluted loss per share		$(0.03)		$(0.17)

Weighted average ordinary shares outstanding
- Basic and diluted		998,275		998,275

The accompanying notes are an integral part of these financial statements

Apollo Acquisition Corporation

Statements of Shareholders’ Deficit

	Preference Shares			Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares		Amount	Shares	Amount

Balance As of June 30, 2013	−		−	998,275	128	8,796	(41,476)	(32,552)

Net Loss	−		−	−	−	−	(19,574)	(19,574)

Balance As of June 30, 2014	−		−	998,275	128	8,796	(61,050)	(52,126)

Net Loss	−		−	−	−	−	(165,766)	(165,766)

20,000,000 shares issued at par value $0.000128 and share price $1.00	−		−	20,000,000	2,560	19,997,440	−	20,000,000

20,000,000 shares purchased back by the Company for $20,000,000	−		−	(20,000,000)	(2,560)	(19,997,440)	−	(20,000,000)

Balance As of June 30, 2015	−		−	998,275	128	8,796	(226,817)	(217,893)

Net Loss	−		−	−	−	−	(26,844)	(26,844)

Balance As of June 30, 2016	−	$	−	998,275	$128	$8,796	$(253,661)	$(244,737)

The accompanying notes are an integral part of these financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

	For Year Ended	For Year Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net profit (loss)	$(26,844)	$(165,766)
Changes in operating assets and liabilities
Accounts payable – related party	11,501	156,703
Accrued expenses	−	−
Accrued interest	820	63
Other intangible assets	−	(20,000,000)
Other intangible assets – transfer into wholly owned subsidiary (Apollo Technology Corp.)	−	20,000,000
Investment in Apollo Technology Corp.	−	(20,000,000)
Purchase back ordinary shares from Lianyungang Corporation with Apollo Technology Corp.	−	20,000,000
Net cash used in operating activities	(14,523)	(9,000)

Cash flows from financing activities
Loan from ACI	20,000	15,000
Proceeds from related party issuance of 20,000,000 ordinary shares ($0.000128 par value at $1.00 per share)	−	20,000,000
20,000,000 ordinary shares cancellation	−	(20,000,000)
Net cash provided by financing activities	20,000	15,000

Net increase (decrease) in cash	5,477	6,000

Cash and cash equivalents at beginning of the year	6,000	−

Cash and cash equivalents at end of the year	$11,477	$6,000

The accompanying notes are an integral part of these financial statements.

Apollo Acquisition Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2016

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

On February 13, 2015, Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company (“Hybrid Kinetic”) sold 781,250 ordinary shares, par value of $0.000128 per share (the “Purchased Shares”) of the Company to American Compass, Inc., a California corporation (“ACI”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, for an aggregate purchase price of $781,250.

As a result of such transaction, ACI was the beneficial owner of approximately 78.3% of the Company’s issued and outstanding ordinary shares.

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

Effective May 29, 2015, Chuantao Wang, Jianguo Xu, Tim Xia, Junwen Hou, Sijun He, Xiaodong Yan and Vincent Wang all resigned as Directors; Jianguo Xu resigned as CEO; and Chunhua Huang resigned as CFO.

Effective May 29, 2015, Jiafu Wei and Cliff Guan were appointed as Directors of the Company; Jiafu Wei was appointed CEO; Cliff Guan was appointed CFO; Chunhua Huang was appointed CIO; and Shuning Luo was appointed Secretary.

On June 22, 2015, the Company established a wholly-owned subsidiary, Apollo Technology Corporation, and transferred the $20,000,000 other intangible assets under this subsidiary.  On June 26, 2015, the Company entered into a Common Stock Exchange Agreement (the “Exchange Agreement”) with Lianyungang Corporation, a Cayman Islands Exempted Company (“Lianyungang”).  Pursuant to the Exchange Agreement, the Company transferred, conveyed and assigned one hundred percent of its equity interest in Apollo Technology Corporation, a Cayman Islands Exempted Company, to Lianyungang (the “Apollo Technology Transfer”).  In exchange for the Apollo Technology Transfer, Lianyungang transferred, conveyed and assigned its ninety-five and twenty-six one-hundredths percent (95.26%) equity interest in the Company to the Company for cancellation.  Upon closing of the transaction, which took place on June 26, 2015 (the “Exchange Closing Date”), the Company redeemed its ordinary shares, which represented 95.26% of the issued and outstanding ordinary shares just prior to the Exchange Closing Date.  As a result, ACI owned 78.3% of the Company’s issued and outstanding ordinary shares.

Upon the closing of the transaction contemplated above, which took place on June 26, 2015 (the “Closing”), the Company redeemed shares of its common stock (“Shares”), which represented ninety-five and twenty-six one hundredths percent (95.26%) of the issued and outstanding Shares just prior to the Closing. ACI now holds seventy-eight and three tenths percent (78.30%) of the Company’s issued and outstanding Shares.

On November 6, 2015, ACI entered into a Stock Purchase Agreement with Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company (the “Buyer”), to sell to the Buyer 781,250 ordinary shares of stock of the Company at a purchase price of $1.00 per share (the “Stock Purchase”).  The Stock Purchase was a private transaction exempt from registration under the Securities Act of 1933, as amended.  Upon the closing of the Stock Purchase, the Buyer was the beneficial owner of approximately 78.3% of the Company’s issued and outstanding ordinary shares.

The Buyer has not advised the Company of any plans to appoint new directors to the Company’s Board of Directors or to make any changes to the Company’s management or operations.

As of June 30, 2016, the Company had not yet commenced operations. All activity from September 27, 2006 ("Date of Inception") through June 2016 relates to the Company's formation. The Company selected June 30 as its fiscal year-end.

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

Effective September 2, 2015, Jiafu Wei resigned as CEO and Director the Company and Jianguo Xu was appointed as CEO and Director of the Company.

Effective as of October 31, 2015, Cliff Guan resigned as CFO of the Company and Jianguo Xu was appointed CFO of the Company.

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

As of June 30, 2016 and June 30, 2015, there were no potentially dilutive ordinary shares outstanding.

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

As of June 30, 2016, the Company had no assets would require measurement on a recurring basis based on this guidance.

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of June 30, 2016 and 2015, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of June 30, 2016.

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

Note 4 – Related Party Transactions

During the year ended June 30, 2016 and 2015, the company has incurred legal and auditing cost paid by an affiliate company, ACI, Inc. total of $11,501 and $156,703, respectively. As of June 30, 2016 and 2015, the Company had a balance of $213,261 and $201,760, respectively, on Accounts Payable to ACI.

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

The Company is authorized to issue 39,062,500 Ordinary Shares, par value of $0.000128 per share. As of June 30, 2016, there are 998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2016, there were no Preference Shares issued or outstanding.

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

As June 30, 2016, the balance of other intangible assets is $0.

Note 7 - Loan from Related Party

On March 18, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of $5,000 (the “March Note”) in order to cover the Company’s operating expenses. The March Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On June 5, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of 10,000 (the “June Note”) in order to cover the Company’s operating expenses.  The June Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.  The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On November 18, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of 20,000 (the “November Note” and, together with the March Note and June Note, the “Notes”) in order to cover the Company’s operating expenses. The November Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds from the Notes to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of June 30, 2016, the balance of the Notes to ACI was $35,000. The total accrued interest was $883 and $63 for the years ended June 30, 2016 and 2015, respectively. The Notes are payable on demand and there is no maturity date. ACI and the Company are related parties insamuch as ACI was a beneficial owner of greater than five percent of the issued and outstanding ordinary shares of the Company during the year ended June 30, 2016.

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

On November 6, 2015, ACI entered into a Stock Purchase Agreement with Hybrid Kinetic Automotive Holdings, LLC, a Delaware limited liability company (the “Buyer”), to sell to the Buyer 781,250 ordinary shares of stock of the Company for a purchase price of $1.00 per share (the “Stock Purchase”).  Upon the closing of the Stock Purchase, the Buyer was the beneficial owner of approximately 78.3% of the Company’s issued and outstanding ordinary shares.

Note 9– Subsequent Event

These financial statements were approved by management and available for issuance on September 26, 2016. There have been no subsequent events through this date.

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