Form 10-Q
period 2016-09-30
Apollo Acquisition Corp
filed 2016-11-14
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016 the issuer has 998,275 ordinary shares, par value $.000128, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 27, 2016. All numbers provided in the condensed consolidated unaudited financial statements are stated in United States Dollars. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of September 30, 2016 (unaudited) and June 30, 2016	4

Condensed Statements of Operations for the three month periods ended September 30, 2016 and 2015 (unaudited)	5

Condensed Statements of Cash Flows for the three month periods ended September 30, 2016 and 2015 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-11

Apollo Acquisition Corporation

Condensed Balance Sheets

	September 30,	June 30,
	2016	2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$8,843	$11,477
Total current assets	8,843	11,477

TOTAL ASSETS	$8,843	$11,477

LIABILITIES AND STOCKHOLDERS' DEFICIT
NON-CURRENT LIABILITIES
Accounts payable - related party	213,261	213,261
Accrued expenses	7,070	7,070
Loan from ACI	45,000	35,000
Accrued interest	1,164	883
Total non-current liabilities	266,495	256,214

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding as of September 30, 2016 and June 30, 2016, respectively.	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares and 998,275 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively.	128	128
Additional paid in capital	8,796	8,796
Accumulated deficit	(266,576)	(253,661)
Total shareholders' deficit	(257,652)	(244,737)

Total liabilities and shareholders' deficit	$8,843	$11,477

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	September 30, 2016	September 30, 2015

Revenues	$-	$-

Expenses
Formation, general and administrative expenses	12,634	7,956
Total operating expenses	(12,634)	(7,956)

Other income and expense
Interest expense	(281)	(113)

Operation Loss	(12,634)	(7,956)

Income tax expense	-	-

Net loss	$(12,915)	$(8,069)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	September 30, 2016	September 30, 2015
Operating Activities
Net loss	$(12,915)	$(8,069)
Changes in operating assets and liabilities
Accounts payable – related party	-	7,956
Loan from related party - ACI	10,000	-
Accrued expenses	-	-
Accrued interest	281	113
Net cash used in operating activities	(2,634)	-

Financing Activities
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(2,634)	-

Cash at beginning of the period	11,477	6,000

Cash at end of the period	$8,843	$6,000

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

September 30, 2016

(Unaudited)

Note 1 - Organization, Business and Operations

On September 27, 2006, Apollo Acquisition Corporation (the “Company”) was formed in the Cayman Islands with the objective to acquire or merge with an operating business.

On November 15, 2012, the Company, Access America Fund, L.P. (the “Access America”), and Sword Dancer, LLC (the “Sword Dancer”) entered into and closed a Stock Purchase Agreement, whereby the Sword Dancer agreed to purchase from the Access America, 781,250 ordinary shares of the Company’s capital stock, par value $0.000128 per share (“Ordinary Shares”), representing approximately 78.3% of the issued and outstanding Ordinary Shares of the Company, for an aggregate purchase price of $33,334. As a result of the transaction, Sword Dancer became our controlling stockholder.

On March 20, 2013, Sword Dancer sold to Hybrid Kinetic Automotive Holdings, LLC, a Delaware corporation (“Hybrid Kynetic”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, 781,250 Ordinary Shares of the Company, representing all of the shares of the Company held by Sword Dancer, for an aggregate purchase price of $100,000. As a result, Hybrid Kinetic acquired approximately 78.3% of the Company’s common equity.

On February 13, 2015, Hybrid Kinetic sold 781,250 Ordinary Shares of the Company to American Compass, Inc., a California corporation (“ACI”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, for an aggregate purchase price of $781,250. As a result of the transaction, ACI was the beneficial owner of approximately 78.3% of the Company’s issued and outstanding Ordinary Shares.

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Lianyungang HK New Energy Vehicle System Integration Corporation, a company organized under the laws of the People’s Republic of China (“Lianyungang China”), pursuant to which the Company issued 20,000,000 Ordinary Shares of the Company to Lianyungang China at a price of $1.00 per share, for aggregate proceeds equal to $20,000,000. As a result of the transaction, Lianyungang China beneficially owned approximately 95.24% of the Company’s issued and outstanding Ordinary Shares.

On March 18, 2015 (the “TL Effective Date”), the Company entered into a Technology License Agreement (the “TL Agreement”) with Ford Cheer International Limited, a company organized and existing under the laws of Hong Kong (“Ford Cheer”). Under the terms of the Agreement, Ford Cheer granted to the Company an irrevocable, exclusive right and license, including the right to sublicense, certain inventions, technology, know-how, patents and other intellectual property rights regarding the production of materials for use in lithium batteries (the “Licensed Technology”). As consideration for the Licensed Technology, the Company paid to Ford Cheer a one-time fee of $20,000,000. The TL Agreement commenced on the Effective Date and will continue for a term of twenty (20) years.

On March 23, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with HK Battery Technology, Inc., a Delaware corporation (the “HK Battery”), to purchase 10,000,000 shares of HK Battery’s common stock, par value of $0.001 per share, at a per share price of $1.00. On June 26, 2015, the parties terminated the SPA.

Effective May 29, 2015, Chuantao Wang, Jianguo Xu, Tim Xia, Junwen Hou, Sijun He, Xiaodong Yan and Vincent Wang all resigned as Directors; Jianguo Xu resigned as Chief Executive Officer; and Chunhua Huang resigned as Chief Financial Officer.

Effective May 29, 2015, Jiafu Wei and Cliff Guan were appointed as Directors of the Company; Jiafu Wei was appointed Chief Executive Officer; Cliff Guan was appointed Chief Financial Officer; Chunhua Huang was appointed Chief Intelligence Officer; and Shuning Luo was appointed Secretary.

On June 22, 2015, the Company established a wholly-owned subsidiary, Apollo Technology Corporation, a Cayman Islands Exempted Company (“Apollo Subsidiary”) and transferred the $20,000,000, representing other intangible assets, to Apollo Subsidiary.  On June 26, 2015, the Company entered into a Common Stock Exchange Agreement (the “Exchange Agreement”) with Lianyungang Corporation, a Cayman Islands Exempted Company (“Lianyungang”).  Pursuant to the Exchange Agreement, the Company transferred, conveyed and assigned 100% of its equity interest in Apollo Subsidiary to Lianyungang (the “Apollo Subsidiary Transfer”).  In exchange for the Apollo Subsidiary Transfer, Lianyungang transferred, conveyed and assigned its 95.26% equity interest in the Company to the Company for cancellation. Upon the closing of the transaction, ACI beneficially owned 78.3% of the Company’s issued and outstanding Ordinary Shares.

Effective as of September 2, 2015, Jiafu Wei resigned as Chief Executive Officer and Director the Company and Jianguo Xu was appointed as Chief Executive Officer and Director of the Company.

Effective as of October 31, 2015, Cliff Guan resigned as Chief Financial Officer of the Company and Jianguo Xu was appointed Chief Financial Officer of the Company.

On November 6, 2015, ACI entered into a Stock Purchase Agreement with Hybrid Kinetic, pursuant to which ACI sold to Hybrid Kynetic 781,250 Ordinary Shares of the Company at a purchase price of $1.00 per share (the “Stock Purchase”).  The Stock Purchase was a private transaction exempt from registration under the Securities Act of 1933, as amended. Upon the closing of the Stock Purchase, the Hybrid Kynetic was the beneficial owner of approximately 78.3% of the Company’s issued and outstanding Ordinary Shares. Hybrid Kynetic has not advised the Company of any plans to appoint new directors to the Company’s Board of Directors or to make any changes to the Company’s management or operations.

As of September 30, 2016, the Company had not yet commenced operations. All activity from September 27, 2006, the Company’s date of inception, through September 30, 2016 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements included in our Form 10-K for the year ended June 30, 2016, filed with the Securities and Exchange Commission on September 27, 2016.

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

As of September 30, 2016 and June 30, 2016, there were no potentially dilutive ordinary shares outstanding.

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

As of September 30, 2016, the Company had no other intangible assets which would require measurement on a recurring basis based on this guidance.

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of September 30, 2016 and June 30, 2016, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of September 30, 2016.

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

All liabilities listed in the condensed financial statements are non-current liabilities.

Note 4 – Related Party Transactions

During the three month periods ended September 30, 2016 and 2015, ACI paid $0 and $7,956, respectively, in legal fees on behalf of the Company.

As of September 30, 2016 and June 30, 2016, the company had a balance of $213,261 and $213,261, respectively, on Accounts Payable to ACI.

Note 5 – Shareholders’ Deficit

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Lianyungang China, pursuant to which the Company issued 20,000,000 Ordinary Shares of the Company to Lianyungang China at a price of $1.00 per share, for aggregate proceeds equal to $20,000,000. As a result of the transaction, Lianyungang China beneficially owned approximately 95.24% of the Company’s issued and outstanding Ordinary Shares. The shares were be issued to Lianyungang China, a non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Act”)) in accordance with Rule 506 of Regulation D promulgated under the Act, in that the Company did not engage in any general advertisement or general solicitation in connection with the offering of the shares and the Company was available to answer any questions from Lianyungang China. Cash commissions were not paid in connection with the sale of the shares.

On June 22, 2015, the Company transferred $20,000,000, representing other intangible assets, to Apollo Subsidiary.  On June 26, 2015, the Company entered into a Common Stock Exchange Agreement (the “Exchange Agreement”) with Lianyungang Corporation, a Cayman Islands Exempted Company (“Lianyungang”).  Pursuant to the Exchange Agreement, the Company transferred, conveyed and assigned 100% of its equity interest in Apollo Subsidiary to Lianyungang (the “Apollo Subsidiary Transfer”).  In exchange for the Apollo Subsidiary Transfer, Lianyungang transferred, conveyed and assigned its 95.26% equity interest in the Company to the Company for cancellation. Upon the closing of the transaction, ACI beneficially owned 78.3% of the Company’s issued and outstanding Ordinary Shares.

The Company is authorized to issue 39,062,500 Ordinary Shares, par value of $0.000128 per share. As of September 30, 2016, there are 998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2016, there were no Preference Shares issued or outstanding.

Note 6 — Other Intangible Assets

On March 18, 2015 (the “TL Effective Date”), the Company entered into a Technology License Agreement (the “TL Agreement”) with Ford Cheer International Limited, a company organized and existing under the laws of Hong Kong (“Ford Cheer”). Under the terms of the Agreement, Ford Cheer granted to the Company an irrevocable, exclusive right and license, including the right to sublicense, certain inventions, technology, know-how, patents and other intellectual property rights regarding the production of materials for use in lithium batteries (the “Licensed Technology”). As consideration for the Licensed Technology, the Company paid to Ford Cheer a one-time fee of $20,000,000. The TL Agreement commenced on the Effective Date and will continue for a term of twenty (20) years.

On June 22, 2015, pursuant to the Exchange Agreement with Lianyungang, the Company transferred, conveyed and assigned 100% of its equity interest in Apollo Subsidiary to Lianyungang (the “Apollo Subsidiary Transfer”).  In exchange for the Apollo Subsidiary Transfer, Lianyungang transferred, conveyed and assigned its 95.26% equity interest in the Company to the Company for cancellation. Upon the closing of the transaction, ACI beneficially owned 78.3% of the Company’s issued and outstanding Ordinary Shares.

As September 30, 2016 and 2015, the balance of other intangible assets is $0.

Note 7 - Loan from Related Party

On March 18, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of $5,000 (the “March Note”) in order to cover the Company’s operating expenses. The March Note accrued interest equal to three percent (3%) per annum and is due upon demand from ACI.

On June 5, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of 10,000 (the “June Note”) in order to cover the Company’s operating expenses. The June Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On November 18, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of 20,000 (the “November Note”) in order to cover the Company’s operating expenses. The November Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On September 9, 2016, the Company issued a Demand Promissory Note to ACI in the principal amount of 10,000 (the “September Note” and, together with the March Note, June Note and November Note, the “Notes”) in order to cover the Company’s operating expenses. The September Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds from the Notes to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of September 30, 2016, the balance of the Notes to ACI was $45,000. The total accrued interest was $1,164 and $883 for the quarter ended September 30, 2016 and the year ended June 30, 2016, respectively. The Notes are payable on demand and there is no maturity date. ACI and the Company are related parties.

Note 8 – Securities Purchase Agreements

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Lianyungang China, pursuant to which the Company issued 20,000,000 Ordinary Shares of the Company to Lianyungang China at a price of $1.00 per share, for aggregate proceeds equal to $20,000,000. On March 17, 2015, the transactions contemplated under the Agreement were consummated.

On March 23, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) HK Battery to purchase 10,000,000 shares of HK Battery’s common stock, par value of $0.001 per share, at a per share price of $1.00. On June 26, 2015, the parties terminated the SPA.

On November 6, 2015, ACI entered into a Stock Purchase Agreement with Hybrid Kinetic, pursuant to which ACI sold to Hybrid Kynetic 781,250 Ordinary Shares of the Company at a purchase price of $1.00 per share.

Note 9 – Subsequent Event

These financial statements were approved by management and available for issuance on November 14, 2016. There have been no subsequent events through this date.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the condensed financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC.

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

Change of Control

On February 13, 2015, Hybrid Kinetic sold 781,250 ordinary shares, par value of $0.000128 per share (the "Purchased Shares") of the Company to American Compass, Inc., a California corporation ("ACI"), in a private transaction exempt from registration under the Securities Act of 1933, as amended, for an aggregate purchase price of $781,250. As a result of such transaction, ACI was the beneficial owner of approximately 78.3% of the Company's issued and outstanding ordinary shares.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 and Three Months Ended September 30, 2015

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $12,634 and $7,956 for the three months ended September 30, 2016 and 2015, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended September 30, 2016 and 2015 were $12,915 and $8,069, respectively. The increase in net loss is primarily attributable to an increase in interest expenses.

We have generated no revenues and our net operating loss from inception through September 30, 2016 was $12,915.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had a cash balance of $8,843. The Company is actively pursuing merger opportunities as described in the "Overview" Section of Management's Discussion and Analysis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the nine month period ended September 30, 2016.

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

APOLLO ACQUISITION CORPORATION

Date: November 14, 2016	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer and Director

Date: November 14, 2016	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Financial Officer and Director