Form 10-K/A
period 2016-06-30
Apollo Acquisition Corp
filed 2016-12-01
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on September 27, 2016 (the “Form 10-K”). This Amendment No. 1 is being filed with the SEC to furnish a revised report of Dave Banerjee CPA, an Accounting Corporation, the Company’s Independent Registered Public Accounting Firm. All other information disclosed in the Original Filing remains the same.

This Amendment to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO ACQUISITION CORPORATION

Dated: December 1, 2016	By:	/s/ Jianguo Xu
Jianguo Xu President, Chief Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

*	President, Chief Executive Officer, Chief Financial Officer, Director	December 1, 2016
Jianguo Xu

*	Chairman of the Board	December 1, 2016
Yung Yeung

*	Chief Investment Officer and Vice Chairman of the Board	December 1, 2016
Chunhua Huang

*	Secretary	December 1, 2016
Shuning Luo

*	Director	December 1, 2016
Zhengshan Li

*	Director	December 1, 2016
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

Jianguo Xu, Attorney-in-Fact

Apollo Acquisition Corporation

Dave Banerjee CPA, an Accountancy Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Apollo Acquisition Corporation

We have audited the balance sheet of Apollo Acquisition Corporation as of June 30, 2016 and 2015, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In planning and performing our audit of the consolidated financial statements of Apollo Acquisition Corporation as of and for the years ended June 30, 2016 and 2015, in accordance with auditing standards generally accepted in the United States of America, we considered the Company's internal control over financial reporting (internal control) as a basis for designing our auditing procedures for the purpose of expressing our opinion on the financial statements, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we do not express an opinion on the effectiveness of the Company's internal control.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apollo Acquisition Corporation as of June 30, 2016 and 2015, the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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