Form 10-Q
period 2016-12-31
Apollo Acquisition Corp
filed 2017-02-14
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X .No      .

As of February 14, 2017 the issuer has 998,275 ordinary shares, par value $.000128, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 27, 2016, as amended on December 1, 2016. All numbers provided in the condensed consolidated unaudited financial statements are stated in United States Dollars. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of December 31, 2016 (unaudited) and June 30, 2016	4

Condensed Statements of Operations for the six month periods ended December 31, 2016 and 2015 (unaudited)	5

Condensed Statements of Cash Flows for the six month periods ended December 31, 2016 and 2015 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-11

Apollo Acquisition Corporation

Condensed Balance Sheets

	December 31,	June 30,
	2016	2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$8,843	$11,477
Total current assets	8,843	11,477

TOTAL ASSETS	$8,843	$11,477

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Account payable	$7,785	$-
Total current liabilities	7,785	-

NON-CURRENT LIABILITIES
Accounts payable - related party	213,261	213,261
Accrued expenses	7,070	7,070
Loan from ACI	45,000	35,000
Accrued interest	1,502	883
Total non-current liabilities	274,617	256,214

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding as of December 31, 2016 and June 30, 2016, respectively.	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares and 998,275 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively.	128	128
Additional paid in capital	8,796	8,796
Accumulated deficit	(274,698)	(253,661)
Total shareholders' deficit	(265,774)	(244,737)

Total liabilities and shareholders' deficit	$8,843	$11,477

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended December 31, 2016	Three months ended December 31, 2015	Six months ended December 31, 2016	Six months ended December 31, 2015

Revenues	$-	$-	$-	$-

Expenses
Formation, general and administrative expenses	7,785	14,303	20,419	22,259
Total operating expenses	(7,785)	(14,303)	(20,419)	(22,259)

Other income and expense
Interest expense	(338)	(183)	(618)	(295)

Operation Loss	(7,785)	(14,303)	(20,419)	(22,259)

Income tax expense	-	-	-	-

Net loss	$(8,122)	$(14,486)	$(21,038)	$(22,554)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275	998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	December 31, 2016	December 31, 2015
Operating Activities
Net loss	$(21,038)	$(22,554)
Changes in operating assets and liabilities
Accounts payable	7,785	-
Accounts payable – related party	-	15,251
Loan from related party - ACI	10,000	20,000
Accrued expenses	-	478
Accrued interest	619	295
Net cash used in operating activities	(2,634)	13,470

Financing Activities
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(2,634)	13,470

Cash at beginning of the period	11,477	6,000

Cash at end of the period	$8,843	$19,470

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

December 31, 2016

(Unaudited)

Note 1 - Organization, Business and Operations

On September 27, 2006, Apollo Acquisition Corporation (the “Company”) was formed in the Cayman Islands with the objective to acquire or merge with an operating business.

On November 15, 2012, the Company, Access America Fund, L.P. (the “Access America”), and Sword Dancer, LLC, a Nevada limited liability company (the “Sword Dancer”), entered into and closed a Stock Purchase Agreement, whereby the Sword Dancer agreed to purchase from the Access America, 781,250 ordinary shares of the Company’s capital stock, par value $0.000128 per share (“Ordinary Shares”), representing approximately 78.3% of the issued and outstanding Ordinary Shares of the Company, for an aggregate purchase price of $33,334. As a result of the transaction, Sword Dancer became our controlling stockholder.

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

As of December 31, 2016, the Company had not yet commenced operations. All activity from September 27, 2006, the Company’s date of inception, through December 31, 2016 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

As of December 31, 2016 and June 30, 2016, there were no potentially dilutive ordinary shares outstanding.

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

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of December 31, 2016 and June 30, 2016, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of December 31, 2016.

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

Note 4 – Related Party Transactions

During the six month periods ended December 31, 2016 and 2015, ACI paid $0 and $15,251, respectively, in legal fees on behalf of the Company.

As of December 31, 2016 and June 30, 2016, the company had a balance of $213,261 and $213,261, respectively, on Accounts Payable to ACI.

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

The Company is authorized to issue 39,062,500 Ordinary Shares, par value of $0.000128 per share. As of December 31, 2016, there are 998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2016, there were no Preference Shares issued or outstanding.

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

As December 31, 2016 and 2015, the balance of other intangible assets is $0.

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

As of December 31, 2016, the balance of the Notes to ACI was $45,000. The total accrued interest was $1,502 and $883 for the quarter ended December 31, 2016 and the year ended June 30, 2016, respectively. The Notes are payable on demand and there is no maturity date. ACI and the Company are related parties.

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

Note 9 – Subsequent Event

These financial statements were approved by management and available for issuance on February 13, 2017. There have been no subsequent events through this date.

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

RESULTS OF OPERATIONS

Six Months Ended December 31, 2016 and Six Months Ended December 31, 2015

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $20,419 and $22,259 for the six months ended December 31, 2016 and 2015, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the six months ended December 31, 2016 and 2015 were $21,038 and $22,554, respectively. The decrease in net loss is primarily attributable to a decrease in operating expenses.

We have generated no revenues and our net operating loss from inception.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had a cash balance of $8,843. The Company is actively pursuing merger opportunities as described in the "Overview" Section of Management's Discussion and Analysis.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On November 6, 2015, the Company entered into an agreement to sell to American Compass, Inc. 78.3% of the Company's common equity as described in Note 1 - Organization, Business and Operations activities. Our Chief Executive and Financial Officer does not believe this will result in any material changes to our processes or procedures that will affect our internal control over financial reporting.

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

We did not sell any unregistered securities during the six month period ended December 31, 2016.

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

APOLLO ACQUISITION CORPORATION

Date: February 14, 2017	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer and Director

Date: February 14, 2017	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Financial Officer and Director