Form 10-Q
period 2017-03-31
Apollo Acquisition Corp
filed 2017-05-22
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 22, 2017 the issuer has 998,275 ordinary shares, par value $.000128, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of March 31, 2017 (unaudited) and June 30, 2016	4

Condensed Statements of Operations for the nine month periods ended March 31, 2017 and 2016 (unaudited)	5

Condensed Statements of Cash Flows for the nine month periods ended March 31, 2017 and 2016 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-11

Apollo Acquisition Corporation

Condensed Balance Sheets

	March 31,	June 30,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$9,658	$11,477
Total current assets	9,658	11,477

TOTAL ASSETS	$9,658	$11,477

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Account payable	$4,904	$-
Total current liabilities	4,904	-

NON-CURRENT LIABILITIES
Accounts payable - related party	213,261	213,261
Accrued expenses	7,070	7,070
Loan from ACI	55,000	35,000
Accrued interest	1,896	883
Total non-current liabilities	282,131	256,214

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding as of March 31, 2017 and June 30, 2016, respectively.	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares and 998,275 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively.	128	128
Additional paid in capital	8,796	8,796
Accumulated deficit	(281,397)	(253,661)
Total shareholders’ deficit	(272,473)	(244,737)

Total liabilities and shareholders’ deficit	$9,658	$11,477

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016	Nine months ended March 31, 2017	Nine months ended March 31, 2016

Revenues	$-	$-	$-	$-

Expenses
Formation, general and administrative expenses	6,304	15	26,723	22,274
Total operating expenses	(6,304)	(15)	(26,723)	(22,274)

Other income and expense
Interest expense	(395)	(263)	(1,013)	(558)

Operation Loss	(6,304)	(15)	(26,723)	(22,274)

Income tax expense	-	-	-	-

Net loss	$(6,698)	$(278)	$(27,736)	$(22,831)

Basic and diluted loss per share	$(0.01)	$(0.0003)	$(0.03)	$(0.02)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275	998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	March 31, 2017	March 31, 2016
Operating Activities
Net loss	$(27,736)	$(22,831)
Changes in operating assets and liabilities
Accounts payable	4,904	-
Accounts payable – related party	-	15,251
Loan from related party - ACI	20,000	20,000
Accrued expenses	-	-
Accrued interest	1,013	558
Net cash used in operating activities	(1,819)	12,977

Financing Activities
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(1,819)	12,977

Cash at beginning of the period	11,477	6,000

Cash at end of the period	$9,658	$18,977

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

March 31, 2017

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

As of March 31, 2017, the Company had not yet commenced operations. All activity from September 27, 2006, the Company’s date of inception, through March 31, 2017 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

The Company, based on its proposed business activities, is a “blank check” company. The Securities and Exchange Commission defines such a company as “a development stage company” as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued “penny stock”, as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination with an operating entity.

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

As of March 31, 2017 and June 30, 2016, there were no potentially dilutive ordinary shares outstanding.

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

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company’s cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of March 31, 2017 and June 30, 2016, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of March 31, 2017.

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

Note 4 – Related Party Transactions

During the nine month periods ended March 31, 2017 and 2016, ACI paid $0 and $15,251, respectively, in legal fees on behalf of the Company.

As of March 31, 2017 and June 30, 2016, the company had a balance of $213,261 and $213,261, respectively, on Accounts Payable to ACI.

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

The Company is authorized to issue 39,062,500 Ordinary Shares, par value of $0.000128 per share. As of March 31, 2017, there are 998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2017, there were no Preference Shares issued or outstanding.

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

As March 31, 2017 and 2016, the balance of other intangible assets is $0.

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

On September 9, 2016, the Company issued a Demand Promissory Note to ACI in the principal amount of 10,000 (the “September Note”) in order to cover the Company’s operating expenses. The September Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On January 23, 2017, the Company issued a Demand Promissory Note to ACI in the principal amount of 10,000 (the “January Note” and, together with the March Note, June Note, November Note and September Note, the “Notes”) in order to cover the Company’s operating expenses. The January Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds from the Notes to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of March 31, 2017, the balance of the Notes to ACI was $55,000. The total accrued interest was $1,896 and $883 for the quarter ended March 31, 2017 and the year ended June 30, 2016, respectively. The Notes are payable on demand and there is no maturity date. ACI and the Company are related parties.

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

Note 9 – Subsequent Event

These financial statements were approved by management and available for issuance on May 19, 2017. There have been no subsequent events through this date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties including those related to changes in economic conditions, new business opportunities and general financial and business conditions, actual results may differ materially from those expressed or implied by the forward-looking statements.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the condensed financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on September 27, 2016, as amended on December 1, 2016.

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

Change of Control

On February 13, 2015, Hybrid Kinetic sold 781,250 ordinary shares, par value of $0.000128 per share (the “Purchased Shares”) of the Company to American Compass, Inc., a California corporation (“ACI”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, for an aggregate purchase price of $781,250. As a result of such transaction, ACI was the beneficial owner of approximately 78.3% of the Company’s issued and outstanding ordinary shares.

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Lianyungang 11K New Energy Vehicle System Integration Corporation, a company organized under the laws of the People’s Republic of China (the “Investor”), for gross proceeds equal to an aggregate of $20,000,000 in exchange for the issuance of 20,000,000 ordinary shares of the Company, par value of $0.000128 per share (the “Shares”), at a per share price of $1.00. On March 17, 2015, the Company received gross proceeds of $20,000,000 from the Investor and the Company issued the Shares to the Investor. The Shares constitute “restricted securities” within the meaning of Rule 144 of the Securities Act of 1933, as amended, and may not be sold, pledged, or otherwise disposed of by the Purchaser without restriction under the Securities Act and state securities laws.

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

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2017 and Nine Months Ended March 31, 2016

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $26,723 and $22,274 for the nine months ended March 31, 2017 and 2016, respectively, representing an increase by $4,449, or 20.0%. We incurred general and administrative expenses of $4,304 and $15 for the three months ended March 31, 2017 and 2016, respectively, representing an increase by $4,289, or 285.9%. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the nine months ended March 31, 2017 and 2016 was $27,736 and $22,831, respectively, representing an increase by $4,905, or 21.5%. Our net loss for the three months ended March 31, 2017 and 2016 was $6,698 and $278, respectively, representing an increase by $6,420, or 23.1%. The increase in net loss is primarily attributable to an increase in operating expenses.

We have generated no revenues and our net operating loss from inception.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had a cash balance of $9,658, representing a decrease by $1,819, or 15.8%. The Company is actively pursuing merger opportunities as described in the “Overview” Section of Management’s Discussion and Analysis.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On November 6, 2015, the Company entered into an agreement to sell to American Compass, Inc. 78.3% of the Company’s common equity as described in Note 1 - Organization, Business and Operations activities. Our Chief Executive and Financial Officer does not believe this will result in any material changes to our processes or procedures that will affect our internal control over financial reporting.

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

We did not sell any unregistered securities during the nine month period ended March 31, 2017.

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

APOLLO ACQUISITION CORPORATION

Date: May 22, 2017	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer and Director

Date: May 22, 2017	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Financial Officer and Director