Form 10-K
period 2017-06-30
Apollo Acquisition Corp
filed 2017-09-28
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

As of September 28, 2017, the registrant has 998,275 ordinary shares, par value $0.000128 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GENERAL INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A. - Risk Factors” below, as well as the following:

•changes in laws or regulations affecting our operations;

•changes in our business tactics or strategies;

•acquisitions of new operations;

•changing market forces or contingencies that necessitate, in our judgment, changes in our plans, strategy or tactics; and

•fluctuations in the investment markets or interest rates, which might materially affect our operations or financial condition.

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

The analysis of business opportunities will be undertaken by or under the supervision of our officer and directors who will have a large amount of flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•Potential for growth, indicated by new technology, anticipated market expansion or new products;

•Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•Strength and diversity of management, either in place or scheduled for recruitment;

•Capital requirements and anticipated availability of required funds;

•The extent to which the business opportunity can be advanced;

•The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•Other relevant factors.

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

Enforceability of Civil Liabilities

We are incorporated in the Cayman Islands because our management believes that incorporation in the Cayman Islands offer a number of benefits, including, but not limited to, the following:

•political and economic stability;

•an effective judicial system;

•a favorable tax system;

•the absence of exchange control or currency restrictions; and

•the availability of professional and support services.

However, certain disadvantages accompany incorporation in the Cayman Islands. These disadvantages include:

•a less developed body of securities laws as compared to the United States and significantly less protection to investors; and

•Cayman Islands companies may not have standing to sue before the federal courts of the United States.

We have been advised that there is uncertainty as to whether the courts of the Cayman Islands would:

•recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; or

•entertain original actions brought in the Cayman Islands or China against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

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

Because we are a development stage company with no operations and/or functions to date, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any negotiations regarding acquisitions and we have no current plans, arrangements or understandings with any prospective acquisition candidates.

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

We intend to effect a business combination with a company located outside of the United States. If we do so, we could be subject to special considerations and/or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•rules and regulations or currency conversion or corporate withholding taxes on individuals;

•tariffs and trade barriers;

•regulations related to customs and import/export matters;

•longer payment cycles;

•tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•currency fluctuations;

•challenges in collecting accounts receivable;

•cultural and language differences; and

•employment regulations.

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

Holders

As of September 28, 2017, there were approximately 449 record holders of 998,275 ordinary shares.

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended June 30, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2017, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

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

Results of Operations

Year ended June 30, 2017, compared to Year Ended June 30, 2016

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through June 30, 2017. Total expenses for the year ended June 30, 2017 increased from $26,844 for the year ended June 30, 2016 to $32,156 for the year ended June 30, 2017. The primary reason for this increase was an increase in professional fees related to general and administrative services.

Liquidity and Capital Resources

As of June 30, 2017, we have a cash balance of $13,193. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of June 30, 2017, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting. In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2017.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position	Date of Election or Appointment
Jianguo Xu	48	President, Chief Executive Officer, Chief Financial Officer Director	September 2, 2015

Yung Yeung	59	Chairman of the Board	May 17, 2013

Chunhua Huang	52	Chief Investment Officer, Vice Chairman of the Board	May 17, 2013

Shuning Luo	34	Secretary	May 29, 2015

Zhengshan Li	46	Director	May 17, 2013

Xiao Chen	45	Director	May 17, 2013

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of June 30, 2017.

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

Summary Compensation Table

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Jianguo Xu(1)	2017	−	−	−	−	−	−	−	−
	2016	−	−	−	−	−	−	−	−
Chunhua Huang(2)	2017	−	−	−	−	−	−	−	−
	2016	−	−	−	−	−	−	−	−
Shuning Luo(3)	2017	−	−	−	−	−	−	−	−
	2016	−	−	−	−	−	−	−	−

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended June 30, 2017 and June 30, 2016 are set forth in the table below:

	2017		2016
Audit Fee(1)		$6,500		$6,500
Audit-Related Fees	$	−	$	−
Tax Fees	$	−	$	−
All Other Fees	$	−	$	−

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

APOLLO ACQUISITION CORPORATION

Dated: September 28, 2017	By:	/s/ Jianguo Xu
Jianguo Xu President, Chief Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

*	President, Chief Executive Officer, Chief Financial Officer, Director	September 28, 2017
Jianguo Xu

*	Chairman of the Board	September 28, 2017
Yung Yeung

*	Chief Investment Officer and Vice Chairman of the Board	September 28, 2017
Chunhua Huang

*	Secretary	September 28, 2017
Shuning Luo

*	Director	September 28, 2017
Zhengshan Li

*	Director	September 28, 2017
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

Attorney-in-Fact

Apollo Acquisition Corporation

Dave Banerjee CPA, an Accountancy Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Apollo Acquisition Corporation

We have audited the accompanying balance sheets of Apollo Acquisition Corporation (the "Company") as of June 30, 2017 and 2016, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits included consideration of internal control relevant to the Company's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock and advances from related parties. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apollo Acquisition Corporation as of June 30, 2017 and 2016, the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Dave Banerjee CPA, an Accountancy Corporation

Dave Banerjee CPA, an Accountancy Corporation
Woodland Hills, CA 91367
September 19, 2017

Apollo Acquisition Corporation

Balance Sheet

	June 30,	June 30,
	2017	2016
ASSETS
CURRENT ASSETS		-
Cash	$13,193	$11,477
Total current assets	13,193	11,477

Total assets	$13,193	$11,477

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,404	$-
Accounts payable – related party	213,261	213,261
Accrued expenses	7,070	7,070
Loan from ACI	65,000	35,000
Accrued interest	2,352	883
Total current liabilities	290,086	256,214

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, non-issued and outstanding	−	−
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of June 30, 2017 and June 30, 2016	128	128
Additional paid in capital	8,796	8,796
Accumulated deficit	(285,817)	(253,661)
Total stockholders’ deficit	(276,893)	(244,737)

Total liabilities and stockholders’ deficit	$13,193	$11,477

The accompanying notes are an integral part of these financial statements

Apollo Acquisition Corporation

Statements of Operations

		For Year Ended		For Year Ended
		June 30, 2017		June 30, 2016

Revenues	$	−	$	−

Expenses
Formation, general and administrative expenses		30,688		26,024
Total operating expenses		(30,688)		(26,024)

Other income and expenses
Interest Expense		(1,468)		(820)

Net loss		$(32,156)		$(26,844)

Basic and diluted loss per share		$(0.03)		$(0.03)

Weighted average ordinary shares outstanding
- Basic and diluted		998,275		998,275

The accompanying notes are an integral part of these financial statements

Apollo Acquisition Corporation

Statements of Shareholders’ Deficit

	Preference Shares			Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares		Amount	Shares	Amount

Balance As of June 30, 2015	−		−	998,275	$128	$8,796	$(226,817)	$(217,893)

Net Loss	−		−	−	−	−	(26,844)	(26,844)

Balance As of June 30, 2016	−		−	998,275	128	8,796	(253,661)	(244,737)

Net Loss	−		−	−	−	−	(32,156)	(32,156)

Balance As of June 30, 2017	−	$	−	998,275	$128	$8,796	$(285,817)	$(276,893)

The accompanying notes are an integral part of these financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

	For Year Ended	For Year Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net profit (loss)	$(32,156)	$(26,844)
Changes in operating assets and liabilities
Accounts payable	2,404	−
Accounts payable – related party	−	11,501
Accrued expenses	−	−
Accrued interest	1,468	820
Net cash used in operating activities	(28,284)	(14,523)

Financing activities
Loan from ACI	30,000	20,000
	−	−
Net cash provided by financing activities	30,000	20,000

Net increase (decrease) in cash	1,716	5,477

Cash and cash equivalents at beginning of the year	11,477	6,000

Cash and cash equivalents at end of the year	$13,193	$11,477

The accompanying notes are an integral part of these financial statements.

Apollo Acquisition Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2017

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

As of June 30, 2017 and June 30, 2016, there were no potentially dilutive ordinary shares outstanding.

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

As of June 30, 2017, the Company had no assets would require measurement on a recurring basis based on this guidance.

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of June 30, 2017 and 2016, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of June 30, 2017.

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

Note 4 – Related Party Transactions

During the years ended June 30, 2017 and 2016, the Company incurred legal and auditing costs paid by an affiliate company, ACI, Inc., equal to $0 and $11,501, respectively. As of June 30, 2017 and 2016, the Company has a balance of $213,261 and $213,261 in Accounts Payable to ACI, respectively.

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

On June 26, 2015, Apollo Acquisition Corporation (the “Company”) entered into a Common Stock Exchange Agreement (the “Agreement”) with Lianyungang Corporation, a Cayman Islands Exempted Company (“Lianyungang”). Pursuant to the Agreement, the Company transferred, conveyed and assigned one hundred percent (100%) of its equity interest in Apollo Technology Corporation, a Cayman Islands Exempted Company, to Lianyungang (the “Apollo Technology Transfer”). In exchange for the Apollo Technology Transfer, Lianyungang transferred, conveyed and assigned its ninety-five and twenty-six one-hundredths percent (95.26%) equity interest in the Company to the Company for cancellation.

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

The Company is authorized to issue 39,062,500 Ordinary Shares, par value of $0.000128 per share. As of June 30, 2017, there are 998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2017, there were no Preference Shares issued or outstanding.

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

On June 22, 2015, the Company transferred other intangible assets to a wholly owned subsidiary, Apollo Technology Corporation. On June 26, 2015, Apollo Acquisition Corporation (the “Company”) entered into a Common Stock Exchange Agreement (the “Agreement”) with Lianyungang Corporation, a Cayman Islands Exempted Company (“Lianyungang”). Pursuant to the Agreement, the Company transferred, conveyed and assigned one hundred percent (100%) of its equity interest in Apollo Technology Corporation, a Cayman Islands Exempted Company, to Lianyungang (the “Apollo Technology Transfer”). In exchange for the Apollo Technology Transfer, Lianyungang transferred, conveyed and assigned its ninety-five and twenty-six one hundredths percent (95.26%) equity interest in the Company to the Company for cancellation.

As June 30, 2017, the balance of other intangible assets is $0.

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

On November 18, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of $20,000 (the “November Note”) in order to cover the Company’s operating expenses. The November Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On September 9, 2016, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “September Note”) in order to cover the Company’s operating expenses. The September Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On January 23, 2017, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “January Note”) in order to cover the Company’s operating expenses. The January Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On May 9, 2017, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “May Note”, and, together with the March Note, June Note, November Note, September Note and January Note, the “Notes”) in order to cover the Company’s operating expenses. The May Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds from the Notes to fund the general and administrative expenses of the Company, as the Company does not currently generate any revenues.

As of June 30, 2017, the balance of the Notes to ACI was $65,000. The total accrued interest was $2,352 and $883 for the years ended June 30, 2017 and 2016, respectively. The Notes are payable on demand and there is no maturity date. ACI and the Company are related parties inasmuch as ACI was a beneficial owner of greater than five percent of the issued and outstanding ordinary shares of the Company during the year ended June 30, 2017.

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

Note 9– Subsequent Event

These financial statements were approved by management and available for issuance on September 28, 2017. There have been no subsequent events through this date.

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