Form 10-Q
period 2017-09-30
Apollo Acquisition Corp
filed 2017-11-14
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 14, 2017 the issuer has 998,275 ordinary shares, par value $.000128, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017. All numbers provided in the condensed consolidated unaudited financial statements are stated in United States Dollars. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of September 30, 2017 (unaudited) and June 30, 2017	4

Condensed Statements of Operations for the three month periods ended September 30, 2017 and 2016 (unaudited)	5

Condensed Statements of Cash Flows for the three month periods ended September 30, 2017 and 2016 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-11

Apollo Acquisition Corporation

Condensed Balance Sheets

	September 30,	June 30,
	2017	2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$7,943	$13,193
Total current assets	7,943	13,193

TOTAL ASSETS	$7,943	$13,193

LIABILITIES AND STOCKHOLDERS' DEFICIT
NON-CURRENT LIABILITIES
Accounts payable	3,000	2,404
Accounts payable - related party	215,664	213,261
Accrued expenses	7,070	7,070
Loan from ACI	65,000	65,000
Accrued interest	2,839	2,352
Total non-current liabilities	293,574	290,086

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding as of September 30, 2017 and June 30, 2017, respectively.	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares and 998,275 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively.	128	128
Additional paid in capital	8,796	8,796
Accumulated deficit	(294,555)	(285,817)
Total shareholders' deficit	(285,631)	(276,893)

Total liabilities and shareholders' deficit	$7,943	$13,193

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016

Revenues	$-	$-

Expenses
Formation, general and administrative expenses	8,250	12,634
Total operating expenses	(8,250)	(12,634)

Loss from operations	(8,250)	(12,634)

Other income and expense
Interest expense	(488)	(281)

Net loss	$(8,738)	$(12,915)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016

Operating Activities
Net loss	$(8,738)	$(12,915)
Changes in operating assets and liabilities
Accounts payable	596	-
Accounts payable – related party	2,403	-
Loan from related party - ACI	-	10,000
Accrued expenses	-	-
Accrued interest	488	281
Net cash used in operating activities	(5,250)	(2,634)

Financing Activities
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(5,250)	(2,634)

Cash at beginning of the period	13,193	11,477

Cash at end of the period	$7,943	$8,843

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

September 30, 2017

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

On February 13, 2015, Hybrid Kinetic sold 781,250 Ordinary Shares of the Company to American Compass, Inc., a California corporation (“ACI”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, for an aggregate purchase price of $781,250. As a result of the transaction, ACI was the beneficial owner of approximately 78.2% of the Company’s issued and outstanding Ordinary Shares.

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

As of September 30, 2017, the Company had not yet commenced operations. All activity from September 27, 2006, the Company’s date of inception, through September 30, 2017 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America as well as accounting for and reporting in Development Stage Enterprises. These condensed financial statements should be read in conjunction with the audited financial statements included in our Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission on September 28, 2017.

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

As of September 30, 2017 and June 30, 2017, there were no potentially dilutive ordinary shares outstanding.

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

As of September 30, 2017, the Company had other intangible assets that require measurement on a recurring basis based on this guidance.

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company’s cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of September 30, 2017 and June 30, 2017, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of September 30, 2017.

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

Note 4 – Related Party Transactions

During the three months period ended September 30, 2017, American Compass Inc. (“ACI”), an affiliate company, paid $2,404 in professional fees on behalf of the Company.

As of September 30, 2017 and June 30, 2017, the Company had a balance of $215,664 and $213,261, respectively, on Accounts Payable to ACI.

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

The Company is authorized to issue 39,062,500 Ordinary Shares, par value of $0.000128 per share. As of September 30, 2017, there are 998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2017, there were no Preference Shares issued or outstanding.

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

As September 30, 2017 and 2016, the balance of other intangible assets is $0.

Note 7 - Loan from Related Party

On March 18, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of $5,000 (the “March Note”) in order to cover the Company’s operating expenses. The March Note accrued interest equal to three percent (3%) per annum and is due upon demand from ACI.

On June 5, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “June Note”) in order to cover the Company’s operating expenses. The June Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

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

On May 9, 2017, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “May Note” and, together with the March Note, June Note, November Note, September Note and January Note, the “Notes”) in order to cover the Company’s operating expenses. The May Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds from the Notes to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of September 30, 2017, the balance of the Notes to ACI was $65,000. The total accrued interest was $2,839 and $2,352 for the quarter ended September 30, 2017 and the year ended June 30, 2017, respectively. The Notes are payable on demand and there is no maturity date. ACI and the Company are related parties inasmuch as ACI was a beneficial owner of greater than five percent of the issued and outstanding ordinary shares of the Company as of September 30, 2017.

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

Note 9 – Subsequent Event

These financial statements were approved by management and available for issuance on November 14, 2017. There have been no subsequent events through this date.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the condensed financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC on September 28, 2017.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 and Three Months Ended September 30, 2016

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $5,846 and $12,634 for the three months ended September 30, 2017 and 2016, respectively, representing a decrease by $6,788, or 53.7%. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended September 30, 2017 and 2016 was $6,334 and $12,915, respectively, representing a decrease by $6,581, or 51.0%. The decrease in net loss is primarily attributable to a decrease in operating expenses.

We have generated no revenues and our net operating loss from inception.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had a cash balance of $7,943, representing a decrease by $5,250, or 39.8%. The Company is actively pursuing merger opportunities as described in the “Overview” Section of Management’s Discussion and Analysis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended September 30, 2017.

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

APOLLO ACQUISITION CORPORATION

Date: November 14, 2017	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer and Director

Date: November 14, 2017	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Financial Officer and Director