Form 10-Q
period 2017-12-31
Apollo Acquisition Corp
filed 2018-02-20
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes[X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes[X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

As of February 20, 2018 the issuer has 998,275 ordinary shares, par value $.000128, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of December 31, 2017 (unaudited) and June 30, 2017	4

Condensed Statements of Operations for the six month periods ended December 31, 2017 and 2016 (unaudited)	5

Condensed Statements of Cash Flows for the six month periods ended December 31, 2017 and 2016 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-11

Apollo Acquisition Corporation

Condensed Balance Sheets

	December 31,	June 30,
	2017	2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$3,929	$13,193
Total current assets	3,929	13,193

TOTAL ASSETS	$3,929	$13,193

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,445	$2,404
Accounts payable – related party	215,664	213,261
Accrued expenses	7,070	7,070
Loan from ACI	65,000	65,000
Accrued interest	3,327	2,352
Total current liabilities	296,506	290,086

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding as of December 31, 2017 and June 30, 2017, respectively.	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares and 998,275 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively.	128	128
Additional paid in capital	8,796	8,796
Accumulated deficit	(301,501)	(285,817)
Total shareholders' deficit	(292,577)	(276,893)

Total liabilities and shareholders' deficit	$3,929	$13,193

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended December 31, 2017	Three months ended December 31, 2016	Six months ended December 31, 2017	Six months ended December 31, 2016

Revenues	$-	$-	$-	$-

Expenses
Formation, general and administrative expenses	6,459	7,785	14,709	20,419
Total operating expenses	(6,459)	(7,785)	(14,709)	(20,419)

Operation Loss	(6,459)	(7,785)	(14,709)	(20,419)

Other income and expense	-	-	-	-
Interest expense	(488)	(338)	(975)	(618)

Net loss	$(6,946)	$(8,122)	$(15,684)	$(21,038)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275	998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

(Unaudited)

	Six months ended December 31, 2017	Six months ended December 31, 2016

Operating Activities
Net loss	$(15,684)	$(21,038)
Changes in operating assets and liabilities
Accounts payable	3,041	7,785
Accounts payable – related party	2,403	-
Loan from related party - ACI	-	10,000
Accrued expenses	-	-
Accrued interest	975	619
Net cash used in operating activities	(9,264)	(2,634)

Financing Activities
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(9,264)	(2,634)

Cash at beginning of the period	13,193	11,477

Cash at end of the period	$3,929	$8,843

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

December 31, 2017

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

As of December 31, 2017, the Company had not yet commenced operations. All activity from September 27, 2006, the Company’s date of inception, through December 31, 2017 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

December 31, 2017

(Unaudited)

Note 1 - Organization, Business and Operations (continued)

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. The Company also follows the accounting guidelines for accounting for reporting in Development Stage Enterprises in preparing its financial statements. These condensed financial statements should be read in conjunction with the audited financial statements included in our Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission on September 28, 2017.

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

As of December 31, 2017 and June 30, 2017, there were no potentially dilutive ordinary shares outstanding.

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

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

December 31, 2017

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2017, the Company had other intangible assets that would require measurement on a recurring basis based on this guidance.

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of December 31, 2017 and June 30, 2017, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of December 31, 2017.

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

Note 4 – Related Party Transactions

During the six month periods ended December 31, 2017 and 2016, ACI paid $2,403 and $0, respectively, in legal fees on behalf of the Company.

As of December 31, 2017 and June 30, 2017, the company had a balance of $215,664 and $213,261, respectively, on Accounts Payable to ACI.

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

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

December 31, 2017

(Unaudited)

Note 5 – Shareholders’ Deficit (continued)

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

The Company is authorized to issue 39,062,500 Ordinary Shares, par value of $0.000128 per share. As of December 31, 2017, there are 998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2017, there were no Preference Shares issued or outstanding.

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

As December 31, 2017 and 2016, the balance of other intangible assets is $0.

Note 7 - Loan from Related Party

On March 18, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of $5,000 (the “March 2015 Note”) in order to cover the Company’s operating expenses. The March 2015 Note accrued interest equal to three percent (3%) per annum and is due upon demand from ACI.

On June 5, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of 10,000 (the “June 2015 Note”) in order to cover the Company’s operating expenses. The June 2015 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On November 18, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of 20,000 (the “November 2015 Note”) in order to cover the Company’s operating expenses. The November 2015 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On September 9, 2016, the Company issued a Demand Promissory Note to ACI in the principal amount of 10,000 (the “September 2016 Note”) in order to cover the Company’s operating expenses. The September 2016 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On January 23, 2017, the Company issued a Demand Promissory Note to ACI in the principal amount of 10,000 (the “January 2017 Note”) in order to cover the Company’s operating expenses. The January 2017 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On May 9, 2017, the Company issued a Demand Promissory Note to ACI in the principal amount of 10,000 (the “May 2017 Note”, and together with the March 2015 Note, June 2015 Note, November 2015 Note, September 2016 Note and January 2017 Note, the “Notes”) in order to cover the Company’s operating expenses. The May 2017 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds from the Notes to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of December 31, 2017, the balance of the Notes to ACI was $65,000. The total accrued interest was $3,327 and $2,352 for the quarter ended December 31, 2017 and the year ended June 30, 2017, respectively. The Notes are payable on demand and there is no maturity date. ACI and the Company are related parties.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

December 31, 2017

(Unaudited)

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

Note 9 – Subsequent Event

These financial statements were approved by management and available for issuance on February 20, 2018. There have been no subsequent events through this date.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the condensed financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC.

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

RESULTS OF OPERATIONS

Six Months Ended December 31, 2017 and December 31, 2016 and Three Months Ended December 31, 2017 and December 31, 2016

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $14,709 and $20,416 for the six months ended December 31, 2017 and 2016, respectively, representing a 28.0% decrease. We incurred general and administrative expenses of $6,459 and $7,785 for the three months ended December 31, 2017 and 2016, respectively, representing a 17.0% decrease. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the six months ended December 31, 2017 and 2016 were $15,684 and $21,038, respectively, representing a 25.5% decrease. Our net loss for the three months ended December 31, 2017 and 2016 were $6,946 and $8,122, respectively, representing a 14.5% decrease. The decrease in net loss is primarily attributable to a decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had a cash balance of $3,929, representing a 70.2% decrease from $13,193 as of June 30, 2017. The Company is actively pursuing merger opportunities as described in the "Overview" Section of Management's Discussion and Analysis.

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

We did not sell any unregistered securities during the six month period ended December 31, 2017.

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

APOLLO ACQUISITION CORPORATION

Date: February 20, 2018	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer and Director

Date: February 20, 2018	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Financial Officer and Director