Form 10-Q
period 2018-03-31
Apollo Acquisition Corp
filed 2018-05-15
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

As of May 15, 2018 the issuer has 998,275 ordinary shares, par value $.000128, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

TABLE OF CONTENTS

		PAGE

	PART I - FINANCIAL INFORMATION	3

Item 1.	Condensed Financial Statements (Unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

	PART II - OTHER INFORMATION	14

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

	SIGNATURES	18

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of March 31, 2018 (unaudited) and June 30, 2017	4

Condensed Statements of Operations for the nine month periods ended March 31, 2018 and 2017 (unaudited)	5

Condensed Statements of Cash Flows for the nine month periods ended March 31, 2018 and 2017 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-12

Apollo Acquisition Corporation

Condensed Balance Sheets

	March 31,	June 30,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$6,234	$13,193
Total current assets	6,234	13,193

TOTAL ASSETS	$6,234	$13,193

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,330	$2,404
Accounts payable - related party	215,664	213,261
Accrued expenses	7,070	7,070
Loan from ACI	75,000	65,000
Accrued interest	3,879	2,352
Total current liabilities	304,944	290,086

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding as of March 31, 2018 and June 30, 2017, respectively.	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares and 998,275 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively.	128	128
Additional paid in capital	8,796	8,796
Accumulated deficit	(307,634)	(285,817)
Total shareholders' deficit	(298,710)	(276,893)

Total liabilities and shareholders' deficit	$6,234	$13,193

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017	Nine months ended March 31, 2018	Nine months ended March 31, 2017

Revenues	$-	$-	$-	$-

Expenses
Formation, general and administrative expenses	5,580	6,304	20,289	26,723
Total operating expenses	(5,580)	(6,304)	(20,289)	(26,723)

Operating Loss	(5,580)	(6,304)	(20,289)	(26,723)

Other income and expense	-	-	-	-
Interest expense	(553)	(395)	(1,528)	(1,013)

Net loss	$(6,133)	$(6,699)	$(21,817)	$(27,736)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.022)	$(0.028)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275	998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Statements of Cash Flows

(Unaudited)

	Nine months ended March 31, 2018	Nine months ended March 31, 2017

Operating Activities
Net loss	$(21,817)	$(27,736)
Changes in operating assets and liabilities
Accounts payable	926	4,904
Accounts payable - related party	2,403	-
Accrued expenses	-	-
Accrued interest	1,528	1,013
Net cash used in operating activities	(16,959)	(21,819)

Financing Activities Loan from related party - ACI	10,000	20,000
Net cash provided by financing activities	10,000	20,000

Net decrease in cash	(6,959)	(1,819)

Cash at beginning of the period	13,193	11,477

Cash at end of the period	$6,234	$9,658

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

March 31, 2018

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

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

March 31, 2018

(Unaudited)

Note 1 – Organization, Business and Operations (continued)

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

As of March 31, 2018, the Company had not yet commenced operations. All activity from September 27, 2006, the Company’s date of inception, through March 31, 2018 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

March 31, 2018

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

As of March 31, 2018 and June 30, 2017, there were no potentially dilutive ordinary shares outstanding.

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

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

March 31, 2018

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

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

As of March 31, 2018, the Company had other intangible assets that would require measurement on a recurring basis based on this guidance.

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of March 31, 2018 and June 30, 2017, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of March 31, 2018.

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

Note 3 - Going Concern

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

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

March 31, 2018

(Unaudited)

Note 4 - Related Party Transactions

During the nine month periods ended March 31, 2018 and 2017, ACI paid $2,403 and $0, respectively, in legal fees on behalf of the Company.

As of March 31, 2018 and June 30, 2017, the company had a balance of $215,664 and $213,261, respectively, on Accounts Payable to ACI.

Note 5 - Shareholders’ Deficit

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

The Company is authorized to issue 39,062,500 Ordinary Shares, par value of $0.000128 per share. As of March 31, 2018, there were 998,275 shares issued and outstanding.

The Company is authorized to issue 781,250 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2018, there were no Preference Shares issued or outstanding.

Note 6 - Other Intangible Assets

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

As of March 31, 2018 and 2017, the balance of other intangible assets was $0.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

March 31, 2018

(Unaudited)

Note 7 - Loan from Related Party

On March 18, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of $5,000 (the “March 2015 Note”) in order to cover the Company’s operating expenses. The March 2015 Note accrued interest equal to three percent (3%) per annum and is due upon demand from ACI.

On June 5, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “June 2015 Note”) in order to cover the Company’s operating expenses. The June 2015 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On November 18, 2015, the Company issued a Demand Promissory Note to ACI in the principal amount of $20,000 (the “November 2015 Note”) in order to cover the Company’s operating expenses. The November 2015 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On September 9, 2016, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “September 2016 Note”) in order to cover the Company’s operating expenses. The September 2016 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On January 23, 2017, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “January 2017 Note”) in order to cover the Company’s operating expenses. The January 2017 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On May 9, 2017, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “May 2017 Note”) in order to cover the Company’s operating expenses. The May 2017 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On January 12, 2018, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “January 2018 Note”, and together with the March 2015 Note, June 2015 Note, November 2015 Note, September 2016 Note, January 2017 Note and May 2017 Note, the “Notes”) in order to cover the Company’s operating expenses. The May 2017 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds from the Notes to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of March 31, 2018, the balance of the Notes to ACI was $75,000. The total accrued interest was $3,879 and $2,352 for the quarter ended March 31, 2018 and the year ended June 30, 2017, respectively. The Notes are payable on demand and there is no maturity date. ACI and the Company are related parties.

Note 8 - Securities Purchase Agreements

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

Note 9 - Subsequent Event

These financial statements were approved by management and available for issuance on May 15, 2018. There have been no subsequent events through this date.

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

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2018 and March 31, 2017 and Three Months Ended March 31, 2018 and March 31, 2017

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $20,289 and $26,723 for the nine months ended March 31, 2018 and 2017, respectively, representing a 24.0% decrease. We incurred general and administrative expenses of $5,580 and $6,304 for the three months ended March 31, 2018 and 2017, respectively, representing a 13.0% decrease. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the nine months ended March 31, 2018 and 2017 were $21,817 and $27,736, respectively, representing a 21.4% decrease. Our net loss for the three months ended March 31, 2018 and 2017 were $6,133 and $6,699, respectively, representing an 8.7% decrease. The decrease in net loss is primarily attributable to a decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had a cash balance of $6,234, representing a 52.7% decrease from $13,193 as of June 30, 2017. The Company is actively pursuing merger opportunities as described in the "Overview" Section of Management's Discussion and Analysis.

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

We did not sell any unregistered securities during the nine month period ended March 31, 2018.

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

APOLLO ACQUISITION CORPORATION

Date: May 15, 2018	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer and Director

Date: May 15, 2018	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Financial Officer and Director