Form 10-K
period 2018-06-30
Apollo Acquisition Corp
filed 2018-10-15
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2018

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

Yes [X] No [   ]

As of October 15, 2018, the registrant has 998,275 ordinary shares, par value $0.000128 per share, issued and outstanding.

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

Our Memorandum of Association authorizes the issuance of a maximum of 50,000,000 ordinary shares. Any merger or acquisition effected by us may result in the issuance of additional securities without shareholder approval and may result in substantial dilution in the percentage of our ordinary shares held by our then existing shareholders.

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

Authorization of Preference Shares.

Our Memorandum of Association authorizes the issuance of up to 1,000,000 preference shares with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue preference shares with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of our ordinary shares. In the event of issuance, the preference shares could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company. Although we have no present intention to issue any preference shares, we cannot assure you that we will not do so in the future.

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

Holders

As of October 15, 2018, there were approximately 449 record holders of 998,275 ordinary shares.

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended June 30, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2018, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

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

Results of Operations

Year ended June 30, 2018, compared to Year Ended June 30, 2017

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through June 30, 2018. Total expenses for the year ended June 30, 2018 decreased from $32,156 for the year ended June 30, 2017 to $26,387 for the year ended June 30, 2018. The primary reason for this decrease was a decrease in professional fees related to general and administrative services.

Liquidity and Capital Resources

As of June 30, 2018, we have a cash balance of $1,716. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of June 30, 2018, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting. In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2018.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position	Date of Election or Appointment
Jianguo Xu	49	President, Chief Executive Officer, Chief Financial Officer Director	September 2, 2015

Yung Yeung	60	Chairman of the Board	May 17, 2013

Chunhua Huang	53	Chief Investment Officer, Vice Chairman of the Board	May 17, 2013

Shuning Luo	35	Secretary	May 29, 2015

Zhengshan Li	47	Director	May 17, 2013

Xiao Chen	46	Director	May 17, 2013

Business Experience

Jianguo Xu - Mr. Xu has been Vice President of Global Sourcing at Hybrid Kinetic Group since April 2010. Prior to joining Hybrid Kinetic, from January 2007 until March 2010, Mr. Xu was Engineering Manager of Magna Closures Group, an operating division of Magna International, and, from March 2001 through December 2006, he was Magna’s Senior Design Engineer. Magna International designs, develops and manufactures automotive systems, assemblies, modules and components, and engineers and assembles complete vehicles, primarily for sale to original equipment manufacturers of cars and light trucks in North America, Europe, Asia, South America and Africa. Mr. Xu holds a Bachelor Degree in Engineering from Huazhong University in China and a Master Degree of Science in Engineering from Shanghai Jiaotong University in China. Mr. Xu previously served as the Company’s Chief Executive Officer and Director from May 17, 2013 until May 29, 2015.

Yung Yeung - Dr. Yeung has been serving as the Chairman of Hybrid Kinetic Group Limited since October 1997. Prior to this, Dr. Yeung was the Chairman, Chief Executive Officer and President of Brilliance China Automotive Holdings Limited and also the Chairman and President of Shenyang Jinbei Passenger Vehicle Manufacture Co., Ltd. from September 1992 to June 2002. Dr. Yeung has served as a director of the John Hopkins University Center - Nanjing University Centre for Chinese and American Studies since October 2002. Dr. Yeung is a well-known, highly successful automotive industrialist with over 18 years’ experience in the automobile industry, as well as a pioneering international financier from China, which makes him a perfect addition to the Company’s board of directors. Dr. Yeung holds a Ph.D. in Economics from the China’s Southwest University of Finance & Economics.

Chunhua Huang - Dr. Huang has been serving as the Deputy Chairman of Hybrid Kinetic Group Limited since June 2010. Dr. Huang is also the Vice-Chairman of Hybrid Kinetic Motors Corporation, a wholly-owned subsidiary of Hybrid Kinetic Group Limited, a position he has held since April 2009. Dr. Huang had been the Vice-Chairman of Hybrid Kinetic Group Limited between November 2002 and October 2007 and its Chief Financial Officer between August 2000 and September 2004. Dr. Huang has also been an independent non-executive director of China Rare Earth Holdings Ltd. since 2001. Dr. Huang was among the first generation China equity analysts with in-depth knowledge about China’s automotive and the transport infrastructure sectors, was a pioneering financier for China’s first wave of private companies going public in Hong Kong during 1999 and 2001, all of which makes him particularly well-suited to serve as a member of Company’s board of directors. Dr. Huang holds a Bachelor’s of Economics Degree from Wuhan University in China, and an MBA and Ph.D. in Marketing (focus on corporate strategy) from the University of Strathclyde in Scotland.

Shuning Luo - Mr. Luo holds a Bachelor’s Degree and a Master’s Degree from Tsinghua University, the PRC and a Master’s degree from the University of Southern California, in the United States. Mr. Luo is currently the Secretary of Angstron Holdings Corporation, and a system analyst of Hybrid Kinetic Motors Corporation.

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

Xiao Chen - Mr. Chen has been serving as the deputy manager of the investment department of Hybrid Kinetic Group Limited since April 2008, and the general manager of Tianjin HK Capital Company Ltd, which is a subsidiary of HK Group since January 2010. Mr. Chen is responsible for Hybrid Kinetic Group Limited’s investment projects in China, such as exploiting potential investment targets, business negotiation and capital operation, as well as the financial management and capital planning in China. Prior to working for Hybrid Kinetic Group Limited, Mr. Chen worked in Brilliance Auto Group from July 1994 through December 2001, undertaking the securities investment and project investment, and served as the Chief Financial Officer in Medipharm Biotech Pharmaceutical Shanghai Limited from April 2005 through March 2008. Mr. Chen has extensive financial and management experience, which makes him extremely qualified to serve as a director on the Company’s board of directors. Mr. Chen has a Bachelor’s Degree in Investment Management from Shanghai University of Finance and Economics.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of June 30, 2018.

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

Summary Compensation Table

				Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation
Name and principal Position		Salary	Bonus						Total
	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Jianguo Xu(1)	2018	−	−	−	−	−	−	−	−
	2017	−	−	−	−	−	−	−	−
Chunhua Huang(2)	2018	−	−	−	−	−	−	−	−
	2017	−	−	−	−	−	−	−	−
Shuning Luo(3)	2018	−	−	−	−	−	−	−	−
	2017	−	−	−	−	−	−	−	−

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

The following table sets forth certain information as of the date hereof regarding the beneficial ownership of our ordinary shares by (i) each person who, to our knowledge, owns more than 5% of our ordinary shares, (ii) each of our directors and the persons who were included as our “Named Executive Officers” in the Summary Compensation Table of this Annual report on Form 10-K for the fiscal year ended June 30, 2018, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. Ordinary shares subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date of this report, we had 998,275 ordinary shares issued and outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended June 30, 2018 and June 30, 2018 are set forth in the table below:

		2018		2017
Audit Fee(1)		$7,500		$6,500
Audit-Related Fees	$	−	$	−
Tax Fees	$	−	$	−
All Other Fees	$	−	$	−

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

APOLLO ACQUISITION CORPORATION

Dated: October 15, 2018	By:	/s/ Jianguo Xu
Jianguo Xu President, Chief Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

*	President, Chief Executive Officer, Chief Financial Officer, Director	October 15, 2018
Jianguo Xu

*	Chairman of the Board	October 15, 2018
Yung Yeung

*	Chief Investment Officer and Vice Chairman of the Board	October 15, 2018
Chunhua Huang

*	Secretary	October 15, 2018
Shuning Luo

*	Director	October 15, 2018
Zhengshan Li

*	Director	October 15, 2018
Xiao Chen

* Jianguo Xu, by signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant above whose typed names appear, pursuant to powers of the attorney executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Jianguo Xu

Jianguo Xu,

Attorney-in-Fact

Apollo Acquisition Corporation

Apollo Acquisition Corporation

Balance Sheet

	June 30,	June 30,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$1,716	$13,193
Total current assets	1,716	13,193

Total assets	$1,716	$13,193

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$2,820	$2,404
Accounts payable - related party	215,664	213,261
Accrued expenses	7,070	7,070
Loan from ACI	75,000	65,000
Accrued interest	4,442	2,352
Total liabilities (all current)	304,996	290,086

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 1,000,000 shares authorized, non-issued and outstanding	−	−
Ordinary shares, $0.000128 par value; 50,000,000 shares authorized; 998,275 shares issued and outstanding as of June 30, 2018 and June 30, 2017	128	128
Additional paid in capital	8,796	8,796
Accumulated deficit	(312,204)	(285,817)
Total stockholders’ deficit	(303,280)	(276,893)

Total liabilities and stockholders’ deficit	$1,716	$13,193

The accompanying notes are an integral part of these financial statements

Apollo Acquisition Corporation

Statements of Operations

		For Year Ended		For Year Ended
		June 30, 2018		June 30, 2017
Revenues	$	−	$	−

Expenses
Formation, general and administrative expenses		24,297		30,688
Total operating expenses		(24,297)		(30,688)

Other income and expenses
Interest Expense		(2,090)		(1,468)

Net loss		$(26,387)		$(32,156)

Basic and diluted loss per share		$(0.03)		$(0.03)

Weighted average ordinary shares outstanding
- Basic and diluted		998,275		998,275

The accompanying notes are an integral part of these financial statements

Apollo Acquisition Corporation

Statements of Shareholders’ Deficit

	Preference Shares			Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares		Amount	Shares	Amount

Balance As of June 30, 2016	−		−	998,275	$128	$8,796	$(253,661)	$(244,737)

Net Loss	−		−	−	−	−	(32,156)	(32,156)

Balance As of June 30, 2017	−		−	998,275	128	8,796	(285,817)	(276,893)

Net Loss	−		−	−	−	−	(26,387)	(26,387)

Balance As of June 30, 2018	−	$	−	998,275	$128	$8,796	$(312,204)	$(303,280)

The accompanying notes are an integral part of these financial statements.

Apollo Acquisition Corporation

Statements of Cash Flows

	For Year Ended	For Year Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net profit (loss)	$(26,387)	$(32,156)
Changes in operating assets and liabilities
Accounts payable	416	2,404
Accounts payable - related party	2,404	−
Accrued expenses	−	−
Accrued interest	2,090	1,468
Net cash used in operating activities	(21,477)	(28,284)

Financing activities
Loan from ACI	10,000	30,000
	−	−
Net cash provided by financing activities	10,000	30,000

Net increase (decrease) in cash	(11,477)	1,716

Cash and cash equivalents at beginning of the year	13,193	11,477

Cash and cash equivalents at end of the year	$1,716	$13,193

The accompanying notes are an integral part of these financial statements.

Apollo Acquisition Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

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

Apollo Acquisition Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

Note 1 - Organization, Business and Operations (continued)

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

As of June 30, 2018, the Company had not yet commenced operations. All activity from September 27, 2006 ("Date of Inception") through June 30, 2018 relates to the Company's formation. The Company selected June 30 as its fiscal year-end.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

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

As of June 30, 2018 and June 30, 2017, there were no potentially dilutive ordinary shares outstanding.

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

In January 2010, the Financial Account Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, which began requiring disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. For the Company, this statement applies to certain investments and long-term debt. Also, FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Apollo Acquisition Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

Note 2 - Summary of Significant Accounting Policies (continued)

Various inputs are considered when determining the value of the Company’s investments and long-term debt. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below.

•Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

•Level 2 - Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•Level 3 - Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The Company had no financial instruments to measure for fair value as of June 30, 2018.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, which applies to all entities and all contracts with customers, with the exception of certain contracts (including leases, insurance contracts, and other contractual agreements and exchanges between entities in the same line of business), as noted in ASC 606-10. ASC 606 became effective for the Company this year, but the Company cannot assess the impact of ASC 606 because it has not yet generated revenues and is not currently tied to a specific line of business. The Company will be able to evaluate the impact of the new rule in the future, when revenue streams are known.

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of June 30, 2018 and 2017, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of June 30, 2018.

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

Apollo Acquisition Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

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

Note 4 - Related Party Transactions

During the years ended June 30, 2018 and 2017, the Company incurred legal and auditing costs paid by an affiliate company, ACI, Inc., equal to $2,820 and $2,404, respectively. As of June 30, 2018 and 2017, the Company has a balance of $215,664 and $213,261 in Accounts Payable to ACI, respectively.

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

The Company is authorized to issue 50,000,000 Ordinary Shares, par value of $0.000128 per share. As of June 30, 2018, there were 998,275 shares issued and outstanding.

The Company is authorized to issue 1,000,000 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2018, there were no Preference Shares issued or outstanding.

Apollo Acquisition Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

Note 6 - Other Intangible Assets

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

As of June 30, 2018, the balance of other intangible assets was $0.

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

As of June 30, 2018, the balance of the Notes to ACI was $75,000. The total accrued interest was $4,442 and $2,352 for the years ended June 30, 2018 and 2017, respectively. The Notes are payable on demand and there is no maturity date. ACI and the Company are related parties inasmuch as ACI was a beneficial owner of greater than five percent of the issued and outstanding ordinary shares of the Company during the year ended June 30, 2018.

Apollo Acquisition Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

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

Note 9 – Authorized Shares

Our Memorandum of Association authorizes the issuance of a maximum of 50,000,000 ordinary shares and 1,000,000 preference shares, which had previously been reported as 39,062,500 and 781,250 shares, respectively. We have revised this Annual Report on Form 10-K to reflect the correct number of authorized shares.

Note 10- Subsequent Event

These financial statements were approved by management and available for issuance on October 15, 2018. There have been no subsequent events through this date.

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