Form 10-K/A
period 2018-06-30
Apollo Acquisition Corp
filed 2018-10-24
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on October 15, 2018 (the “Original 10-K”). This Amendment is being filed with the SEC to (i) furnish a report of Dave Banerjee CPA, an Accounting Corporation, the Company’s Independent Registered Public Accounting Firm and (ii) revise “Note 7 – Loan From Related Party” to include a description of additional note, both of which were inadvertently omitted from the Original 10-K. All other information disclosed in the Original 10-K remains the same.

This Amendment to the Original 10-K speaks as of the original filing date of the Original 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original 10-K, other than those described in the paragraph above.

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

APOLLO ACQUISITION CORPORATION

Dated: October 24, 2018	By:	/s/ Jianguo Xu
Jianguo Xu President, Chief Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

*	President, Chief Executive Officer, Chief Financial Officer, Director	October 24, 2018
Jianguo Xu

*	Chairman of the Board	October 24, 2018
Yung Yeung

*	Chief Investment Officer and Vice Chairman of the Board	October 24, 2018
Chunhua Huang

*	Secretary	October 24, 2018
Shuning Luo

*	Director	October 24, 2018
Zhengshan Li

*	Director	October 24, 2018
Xiao Chen

* Jianguo Xu, by signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant above whose typed names appear, pursuant to powers of the attorney executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Jianguo Xu

Jianguo Xu,

Attorney-in-Fact

Apollo Acquisition Corporation

DAVE BANERJEE, CPA
An Accountancy Corporation – Member AICPA and PCAOB
21860 Burbank Blvd., Suite 150, Woodland Hills, CA 91367• (818) 657-0288• FAX (818) 657-0299• (818) 312-3283

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Apollo Acquisition Corporation

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Apollo Acquisition Corporation (the "Company") as of June 30, 2018 and 2017, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended, and the related notes to the financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

EMPHASIS-OF-MATTER

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock and advances from related parties. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. The Company Management's plans concerning these matters are also described in the Notes. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dave Banerjee CPA, an Accountancy Corporation

We have served as the Company's auditor since 2015.
Woodland Hills, CA
October 15, 2018

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

On May 9, 2017, the company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “May Note”) in order to cover the Company’s operating expenses. The May Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On January 12, 2018, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “January 2018 Note”, and, together with the March Note, June Note, November Note, September Note, January 2017 Note and May Note the “Notes”) in order to cover the Company’s operating expenses. The January 2018 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds from the Notes to fund the general and administrative expenses of the Company, as the Company does not currently generate any revenues.

Apollo Acquisition Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

Note 7 - Loan from Related Party (Continued)

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