Form 10-Q
period 2018-09-30
Apollo Acquisition Corp
filed 2018-11-14
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes[X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

As of November 12, 2018 the issuer has 998,275 ordinary shares, par value $.000128, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on October 15, 2018 (the “2018 Form 10-K”) and the Amendment to our 2018 Form 10-K filed with the SEC on October 24, 2015. All numbers provided in the condensed consolidated unaudited financial statements are stated in United States Dollars. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of September 30, 2018 (unaudited) and June 30, 2018	4

Condensed Statements of Operations for the three month periods ended September 30, 2018 and 2017 (unaudited)	5

Condensed Statements of Cash Flows for the three month periods ended September 30, 2018 and 2017 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-13

Apollo Acquisition Corporation

Condensed Balance Sheets

	September 30,	June 30,
	2018	2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$2,336	$1,716
Total current assets	2,336	1,716

TOTAL ASSETS	$2,336	$1,716

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES CURRENT LIABILITIES
Accounts payable	$1,250	$2,820
Accounts payable - related party	215,664	215,664
Accrued expenses	7,070	7,070
Loan from ACI	85,000	75,000
Accrued interest	5,036	4,442
Total liabilities (all current)	314,020	304,996

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 1,000,000 shares authorized, none issued and outstanding as of September 30, 2018 and June 30, 2018.	-	-
Ordinary shares, $0.000128 par value; 50,000,000 shares authorized; 998,275 shares issued and outstanding as of September 30, 2018 and June 30, 2018.	128	128
Additional paid in capital	8,796	8,796
Accumulated deficit	(320,608)	(312,204)
Total shareholders' deficit	(311,684)	(303,280)

Total liabilities and shareholders' deficit	$2,336	$1,716

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017

Revenues	$-	$-

Expenses
Formation, general and administrative expenses	7,810	8,250
Total operating expenses	(7,810)	(8,250)

Operating Loss	(7,810)	(8,250)

Other income and expense	-	-
Interest expense	(594)	(488)

Net loss	$(8,404)	$(8,738)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017

Operating Activities
Net loss	$(8,404)	$(8,738)
Changes in operating assets and liabilities
Accounts payable	(1,570)	596
Accounts payable – related party	-	2,403
Loan from related party – ACI	10,000	-
Accrued expenses	-	-
Accrued interest	594	488
Net cash used in operating activities	620	(5,250)

Financing Activities
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	620	(5,250)

Cash at beginning of the period	1,716	13,193

Cash at end of the period	$2,336	$7,943

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

September 30, 2018

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

September 30, 2018

(Unaudited)

 Note 1 – Organization, Business and Operations (continued)

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

As of September 30, 2018, the Company had not yet commenced operations. All activity from September 27, 2006, the Company’s date of inception, through September 30, 2018 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

September 30, 2018

(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. The Company also follows the accounting guidelines for accounting for reporting in Development Stage Enterprises in preparing its financial statements. These condensed financial statements should be read in conjunction with the audited financial statements included in our Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission on October 14, 2018.

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

As of September 30, 2018 and June 30, 2018, there were no potentially dilutive ordinary shares outstanding.

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

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

September 30, 2018

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Various inputs are considered when determining the value of the Company’s investments and long-term debt. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below.

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 - Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 - Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The Company had no financial instruments to measure for fair value as of September 30, 2018.

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

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of September 30, 2018 and June 30, 2018, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of September 30, 2018.

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

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

September 30, 2018

(Unaudited)

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

Note 4 - Related Party Transactions

During the three month periods ended September 30, 2018 and 2017, the Company incurred legal costs paid by ACI in the amount of $0 and $2,404, respectively.

As of September 30, 2018 and June 30, 2018, the company had a balance of $215,664 on Accounts Payable to ACI.

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

The Company is authorized to issue 50,000,000 Ordinary Shares, par value of $0.000128 per share. As of September 30, 2018, there were 998,275 shares issued and outstanding.

The Company is authorized to issue 1,000,000 Preference Shares, par value of $0.000128 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2018, there were no Preference Shares issued or outstanding.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

September 30, 2018

(Unaudited)

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

As of September 30, 2018 and 2017, the balance of other intangible assets was $0.

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

On January 12, 2018, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “January 2018 Note”) in order to cover the Company’s operating expenses. The January 2018 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On August 24, 2018, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “August 2018 Note,” and together with the March 2015 Note, June 2015 Note, November 2015 Note, September 2016 Note, January 2017 Note, May 2017 Note, and January 2018 Note, the “Notes”) in order to cover the Company’s operating expenses. The August 2018 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds from the Notes to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of September 30, 2018, the balance of the Notes to ACI was $85,000. The total accrued interest was $5,036 and $4,442 for the quarter ended September 30, 2018 and the year ended June 30, 2018, respectively. The Notes are payable on demand and there is no maturity date. ACI and the Company are related parties.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

September 30, 2018

(Unaudited)

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

Note 9 - Subsequent Event

These financial statements were approved by management and available for issuance on November 12, 2018. There have been no subsequent events through this date.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the condensed financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC.

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

RESULTS OF OPERATIONS

Three months Ended September 30, 2018 and September 30, 2017

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $7,810 and $8,250 for the three months ended September 30, 2018 and 2017, respectively, representing a 5.3% decrease. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended September 30, 2018 and 2017 was $8,404 and $8,738, respectively, representing a 3.8% decrease. The decrease in net loss is primarily attributable to a decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had a cash balance of $2,336, representing a 36.1% increase from $1,716 as of June 30, 2018. The Company is actively pursuing merger opportunities as described in the "Overview" Section of Management's Discussion and Analysis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended September 30, 2018.

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

APOLLO ACQUISITION CORPORATION

Date: November 14, 2018	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer and Director

Date: November 14, 2018	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Financial Officer and Director