Form 10-Q
period 2018-12-31
Apollo Acquisition Corp
filed 2019-02-20
CIK 1505367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of February 20, 2019 the issuer has 998,275 ordinary shares, par value $.0001, issued and outstanding.

APOLLO ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of December 31, 2018 (unaudited) and June 30, 2018	5

Condensed Statements of Operations for the three and six month periods ended December 31, 2018 and 2017 (unaudited)	6

Condensed Statements of Cash Flows for the six month periods ended December 31, 2018 and 2017 (unaudited)	7

Notes to the Condensed Financial Statements (unaudited)	8 - 13

Apollo Acquisition Corporation

Condensed Balance Sheets

	December 31,	June 30,
	2018	2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$4,590	$1,716
Total current assets	4,590	1,716

TOTAL ASSETS	$4,590	$1,716

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES CURRENT LIABILITIES
Accounts payable	$6,245	$2,820
Accounts payable - related party	215,664	215,664
Accrued expenses	7,070	7,070
Loan from ACI	95,000	75,000
Accrued interest	5,248	4,442
Total liabilities (all current)	329,228	304,996

SHAREHOLDERS' DEFICIT

Preference shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2018 and June 30, 2018.	-	-
Ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 998,275 shares issued and outstanding as of December 31, 2018 and June 30, 2018.	100	128
Additional paid in capital	8,824	8,796
Accumulated deficit	(333,561)	(312,204)
Total shareholders' deficit	(324,637)	(303,280)

Total liabilities and shareholders' deficit	$4,590	$1,716

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended December 31, 2018	Three months ended December 31, 2017	Six months ended December 31, 2018	Six months ended December 31, 2017

Revenues	$-	$-	$-	$-

Expenses
Formation, general and administrative expenses	7,810	6,459	20,551	14,709
Total operating expenses	7,810	6,459	20,551	14,709

Loss from operations	(7,810)	(6,459)	(20,551)	(14,709)

Other income and expense	-	-	-	-
Interest expense	(594)	(488)	(806)	(975)

Net loss	$(8,404)	$(6,946)	$(21,357)	$(15,684)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275	998,275	998,275

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended December 31, 2018	Three months ended December 31, 2017

Operating Activities
Net loss	$(21,357)	$(15,684)
Changes in operating assets and liabilities
Accounts payable	3,425	3,041
Accounts payable – related party	-	2,403
Loan from related party – ACI	20,000	-
Accrued expenses	-	-
Accrued interest	806	975
Net cash used in operating activities	2,874	(9,264)

Financing Activities
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	2,874	(9,264)

Cash at beginning of the period	1,716	13,193

Cash at end of the period	$4,590	$3,929

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

December 31, 2018

(Unaudited)

Note 1 - Organization, Business and Operations

On September 27, 2006, Apollo Acquisition Corporation (the “Company”) was formed in the Cayman Islands with the objective to acquire or merge with an operating business.

On November 15, 2012, the Company, Access America Fund, L.P. (the “Access America”), and Sword Dancer, LLC, a Nevada limited liability company (the “Sword Dancer”), entered into and closed a Stock Purchase Agreement, whereby the Sword Dancer agreed to purchase from the Access America, 781,250 ordinary shares of the Company’s capital stock, par value $0.0001 per share (“Ordinary Shares”), representing approximately 78.3% of the issued and outstanding Ordinary Shares of the Company, for an aggregate purchase price of $33,334. As a result of the transaction, Sword Dancer became our controlling stockholder.

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

December 31, 2018

(Unaudited)

Note 1 - Organization, Business and Operations (continued)

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

As of December 31, 2018, the Company had not yet commenced operations. All activity from September 27, 2006, the Company’s date of inception, through December 31, 2018 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. The Company also follows the accounting guidelines for accounting and for reporting in Development Stage Enterprises in preparing its financial statements.

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

As of December 31, 2018 and June 30, 2018, there were no potentially dilutive ordinary shares outstanding.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

December 31, 2018

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

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

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities.

Level 2 - Valuations based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3 - Valuations based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2018, the Company had other intangible assets which would require measurement on a recurring basis based on this guidance.

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of December 31, 2018 and June 30, 2018, the Company bank balances in these bank accounts did not exceed the insured amount. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of December 31, 2018.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

December 31, 2018

(Unaudited)

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

Note 4 - Related Party Transactions

During the six month periods ended December 31, 2018 and 2017, ACI paid $0 and $2,403, respectively, in legal fees on behalf of the Company.

As of December 31, 2018 and June 30, 2018, the company had a balance of $95,000 and $75,000 on Accounts Payable to ACI, respectively.

Note 5 - Shareholders’ Deficit

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Lianyungang HK New Energy Vehicle System Integration Corporation, a company organized under the laws of the People’s Republic of China (the “Investor”), for the issuance of 20,000,000 ordinary shares of the Company, par value of $0.0001 per share (the “Shares”), at a per share price of $1.00, for gross proceeds equal to an aggregate of $20,000,000.

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

December 31, 2018

(Unaudited)

Note 5 - Shareholders’ Deficit (continued)

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

The Company is authorized to issue 50,000,000 Ordinary Shares, par value of $0.0001 per share. As of December 31 2018, there were 998,275 shares issued and outstanding.

The Company is authorized to issue 1,000,000 Preference Shares, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2018, there were no Preference Shares issued or outstanding.

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

As of December 31, 2018 and 2017, the balance of other intangible assets was $0.

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

Apollo Acquisition Corporation

Notes to the Condensed Financial Statements

December 31, 2018

(Unaudited)

Note 7 - Loan from Related Party (continued)

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

On August 24, 2018, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “August 2018 Note”) in order to cover the Company’s operating expenses. The August 2018 Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI.

On November 2, 2018, the Company issued a Demand Promissory Note to ACI in the principal amount of $10,000 (the “November 2018 Note”, and together with the March 2015 Note, June 2015 Note, November 2015 Note, September 2016 Note, January 2017 Note, May 2017 Note, January 2018 Note, and August 2018 Note, the “Notes”) in order to cover the Company’s operating expenses. The May Note accrues interest equal to three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds from the Notes to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of December 31, 2018, the balance of the Notes to ACI was $95,000. The total accrued interest was $5,248.43 and $4,441.98 for the quarter ended December 31, 2018 and the year ended June 30, 2018, respectively. The Notes are payable on demand and there is no maturity date. ACI and the Company are related parties.

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

Note 9 - Subsequent Event

These financial statements were approved by management and available for issuance on February 20, 2019. There have been no subsequent events through this date.

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

Change of Control

On February 13, 2015, Hybrid Kinetic sold 781,250 ordinary shares, par value of $0.0001 per share (the "Purchased Shares") of the Company to American Compass, Inc., a California corporation ("ACI"), in a private transaction exempt from registration under the Securities Act of 1933, as amended, for an aggregate purchase price of $781,250. As a result of such transaction, ACI was the beneficial owner of approximately 78.3% of the Company's issued and outstanding ordinary shares.

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the "Agreement") with Lianyungang 11K New Energy Vehicle System Integration Corporation, a company organized under the laws of the People's Republic of China (the "Investor"), for gross proceeds equal to an aggregate of $20,000,000 in exchange for the issuance of 20,000,000 ordinary shares of the Company, par value of $0.0001 per share (the "Shares"), at a per share price of $1.00. On March 17, 2015, the Company received gross proceeds of $20,000,000 from the Investor and the Company issued the Shares to the Investor. The Shares constitute "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended, and may not be sold, pledged, or otherwise disposed of by the Purchaser without restriction under the Securities Act and state securities laws.

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

RESULTS OF OPERATIONS

Three and six months Ended December 31, 2018 and December 31, 2017

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $7,810 and $6,459 for the three months ended December 31, 2018 and 2017, respectively, representing a 20.9% increase, and $20,551 and $14,709 for the six months ended December 31, 2018 and 2017, respectively, representing a 39.7% increase. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended December, 2018 and 2017 was $8,404 and $6,946, respectively, representing a 20.9% increase, and $21,357 and $15,684 for the six months ended December 31, 2018 and 2017, respectively, representing a 36.2% increase. The increase in net loss is primarily attributable to an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had a cash balance of $4,590, representing a 167.0% increase from $1,716 as of June 30, 2018. The Company is actively pursuing merger opportunities as described in the "Overview" Section of Management's Discussion and Analysis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended December 31, 2018.

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

APOLLO ACQUISITION CORPORATION

Date: February 20, 2019	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer and Director

Date: February 20, 2019	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Financial Officer and Director